Form 10-Q
period 1997-09-30
PROLONG INTERNATIONAL CORP
filed 1997-11-14
CIK 1016965

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________

                          Commission File No 0-22803
                                             -------


                       PROLONG INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


           Nevada                            1210 North Barsten Way                           74-2234246
(State or other jurisdiction of                Anaheim CA 92806                   (IRS Employer Identification No.)
incorporation or organization)     (Address of principal executive offices)
                                                  (Zip Code)

                                (714) 630-3040
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes [X]   No [_]
                             (2) Yes [_]   No [X]

There were 25,372,000 shares of the registrant's common stock ($0.001 par value)
           ----------
outstanding as of November 13, 1997.

                              Page 1 of 17 pages
                Exhibit Index on Sequentially Numbered Page 14
===============================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                      Page
PART I    FINANCIAL INFORMATION

Item 1:   Financial Information

          Consolidated Condensed Balance Sheets -
          September 30, 1997 and December 31, 1996...................  3

          Consolidated Statements of Income - Three months
          and Nine months ended September 30, 1997 and 1996..........  4

          Consolidated Condensed Statements of Cash Flows -
          Nine months ended September 30, 1997 and 1996..............  5

          Consolidated Statement of Stockholders' Equity - Nine
          months ended September 30, 1997............................  6

          Notes to Consolidated Condensed Financial Statements.......  7

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................  9


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings.......................................... 14

Item 6:   Exhibits and Reports on Form 8-K........................... 14

          Signatures................................................. 16

Item 1.  Financial Information

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,       December 31,
                                                                               1997               1996
                                                                          -------------       ------------
                                                                           (Unaudited)
                        ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                 $ 5,590,920         $5,063,585
Accounts receivable, net                                                    2,690,006          1,361,878
Note receivable, other                                                        113,200
Subscriptions receivable                                                            -            189,500
Inventories                                                                 1,303,710          1,534,938
Prepaid expenses                                                              422,922            184,284
Prepaid television time                                                       849,567            367,161
Deferred tax asset                                                             44,289             44,289
                                                                          -----------         ----------
        Total current assets                                               11,014,614          8,745,635

PROPERTY AND EQUIPMENT, net                                                   150,738            117,758

OTHER ASSETS                                                                   90,908            115,462

DEPOSITS                                                                       18,962             44,462
                                                                          -----------         ----------

TOTAL ASSETS                                                              $11,275,222         $9,023,317
                                                                          ===========         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                          $   383,837         $  748,870
Accrued expenses                                                              968,771            703,222
Income taxes payable                                                        1,051,172            251,563
Note payable, current                                                               -              2,971
                                                                          -----------         ----------

        Total current liabilities                                           2,403,780          1,706,626

NOTE PAYABLE, net of current portion                                                -             25,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0,001 par value; 50,000 shares authorized;
no shares issued or outstanding
Common stock, $0,001 par value; 150,000,000 shares authorized;
25,372,000 and 25,453,700 shares issued and outstanding, respectively          25,372             25,454
Common stock subscribed                                                             -                156
Additional paid-in capital                                                  7,214,343          7,767,855
Retained earnings                                                           1,631,727            157,385
Note receivable issued for common stock                                             -           (660,000)
                                                                          -----------         ----------
        Total stockholders; equity                                          8,871,442          7,290,850
                                                                          -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $11,275,222         $9,023,317
                                                                          ===========         ==========


           See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                             1997              1996              1997                1996
                                                        -----------        ------------       -----------        -----------
NET REVENUES                                            $ 7,888,923        $  5,597,458       $20,504,452        $ 8,699,700

COST OF GOODS SOLD                                        1,443,856           1,558,307         4,098,139          2,716,476
                                                        -----------         -----------       -----------        -----------
GROSS PROFIT                                              6,445,067           4,039,151        16,406,313          5,983,224

OPERATING EXPENSES:
Selling expenses                                          4,636,836           3,049,076        12,027,154          5,119,095
General and administrative expenses                         885,691             542,390         2,335,525            949,727
                                                        -----------         -----------       -----------        -----------
      Total operating expenses                            5,522,527           3,591,466        14,362,679          6,068,822
                                                        -----------         -----------       -----------        -----------

OPERATING INCOME (LOSS)                                     922,540             447,685         2,043,634            (85,598)

OTHER INCOME, net:
Other Income                                                222,377                   -           378,690                  -
Interest (expense)                                           (3,171)            (83,760)           (4,411)           (86,300)
Interest income                                              13,391              26,781            25,212             26,781
Dividend income                                              56,803                   -           156,226                  -
                                                        -----------         -----------        ----------        -----------

      Total other income, net                               289,400             (56,979)          555,717            (59,519)
                                                        -----------         -----------        ----------        -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           1,211,940             390,706         2,599,351           (145,117)

PROVISION FOR INCOME TAXES                                  524,260                   -         1,125,009                  -
                                                        -----------         -----------       -----------        -----------

NET INCOME (LOSS)                                       $   687,680         $   390,706       $ 1,474,342        $  (145,117)
                                                        ===========         ===========       ===========        ===========

Earnings per common share                               $      0.03         $      0.02       $      0.06        $     (0.01)
Weighted average number of common shares outstanding     25,579,391          23,927,922        25,538,823         22,395,362

                See notes to consolidated financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997                  1996
                                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $ 1,474,342           $  (145,117)
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
     Depreciation and amortization                                                                 57,841                15,930
     Provision for doubtful accounts                                                                2,804                25,222
     Reserve for obsolesence                                                                       63,271                     -
     Common stock issued in exchange for services                                                  93,750               395,000
     Changes in assets and liabilities:
        Accounts receivable                                                                    (1,344,961)             (356,738)
        Subscriptions receivable                                                                        -                     -
        Other receivable                                                                              829                     -
        Inventories                                                                               167,957              (609,742)
        Prepaid expenses                                                                         (113,138)               40,911
        Prepaid television time                                                                  (482,406)             (344,388)
        Accounts payable                                                                         (365,032)              272,608
        Accrued expenses                                                                          265,549               380,769
        Deferred income                                                                                                 335,821
        Income taxes payable                                                                      799,609                     -
                                                                                              -----------           -----------
             Net cash provided by (used) in operating  activities                                 620,414                10,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid advances                                                                                 (200,000)                    -
Purchases of property and equipment                                                               (66,267)              (35,023)
                                                                                              -----------           -----------

             Net cash provided by (used) in investing activities                                 (266,267)              (35,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                                         (28,812)                    -
Proceeds from subscriptions receivable                                                            189,500                80,000
Proceeds from long term loan                                                                            -               300,000
Proceeds from issuance of common stock                                                             12,500             3,607,475
                                                                                              -----------           -----------

             Net cash provided by financing activities                                            173,188             3,987,475

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              527,335             3,962,728

CASH AND CASH EQUIVALENTS, beginning of period                                                  5,063,585               122,096
                                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                                      $ 5,590,920           $ 4,084,824
                                                                                              ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                             $   326,000           $       800
                                                                                              -----------           -----------
Interest paid                                                                                 $     4,411           $    30,000
                                                                                              -----------           -----------

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1997, the Company completed the following transactions:
Issued 87,500 shares of common stock in exchange for services valued at $93,750.
Issued 155,800 shares of common stock previously committed.
Cancelled 330,000 shares of common stock in exchange for cancellation for a note receivable of $660,000.

During 1996, the Company completed the following transactions:
Issued 730,000 shares of common stock in exchange for services valued at $395,000.
Issued 320,000 shares of common stock previously committed.
Issued subscriptions receivable of $810,000 in exchange for 405,000 shares of common stock subscribed.

           See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           For The Nine Months Ended September 30, 1997 (Unaudited)

                                                                     Common Stock
                                              Common Stock            Subscribed     Additional                            Total
                                          ---------------------    ---------------    paid-in    Retained     Note    stockholders'
                                            Shares       Amount     Shares   Amount   Capital    earnings   receivable    equity
                                          ------------------------------------------------------------------------------------------
BALANCES, December 31, 1996               25,453,700   $25,454      155,800  $ 156   $7,767,855  $  157,385 ($660,000)  $7,290,850

Shares issued for cash...................      5,000         5                           12,495                             12,500
Shares issued for services...............     87,500        87                           93,663                             93,750
Issuance of shares previously subscribed.    155,800       156     (155,800)  (156)
Cancellation of shares previously issued.   (330,000)     (330)                        (659,670)              660,000            0
Net income...............................                                                         1,474,342              1,474,342
                                          ----------------------------------------------------------------------------------------
BALANCES, September 30, 1997              25,372,000   $25,372            0     $0   $7,214,343  $1,631,727        $0   $8,871,442
                                          ========================================================================================

           See notes to consolidated condensed financial statements

                       PROLONG INTERNATIONAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BUSINESS

   Prolong International Corporation (PIC) is a Nevada corporation organized on August 24, 1981 as Giguere Industries Incorporated (Giguere). Giguere remained dormant from 1987 to June 21, 1995, when, pursuant to stockholders' action, it acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc., a Nevada corporation (PSL), then changed its name to Prolong International Corporation. PIC, through PSL, is engaged in the manufacture, sale and worldwide distribution, under a license agreement, of a patented line of high performance lubricants.


2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL and Prolong International Sales Corporation. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 and the consolidated footnotes thereto included in the Company's September 1997 Form 10 Registration Statement filed by the Company with the Securities Exchange Act of 1934.

3. NOTE RECEIVABLE, OTHER

   The Company holds a note receivable in the amount of $100,000 from AXSIS de Mexico, a multi-level marketing company based in Mexico City, which has commenced the distribution of the Company's products in Mexico. The note bears interest at the rate of 8% per annum. The note originally matured on October 28, 1997 and was extended to December 31, 1997. The remainder of the balance represents interest receivable of $13,200 from the holder of a previously issued note receivable issued for common stock. ( See Note 4).

4. NOTE RECEIVABLE ISSUED FOR COMMON STOCK

   At December 31, 1996, the Company held a note receivable in the amount of $660,000 which was collateralized by common stock issued in exchange for the note. In September 1997, the common stock was surrendered to the Company in exchange for the cancellation of the note. In connection therewith, an interest receivable balance of $13,200 remains. The balance is due in the fourth quarter of 1997.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

   During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires the Registrant to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Registrant's primary earnings per share calculation. The Registrant will adopt the provisions of FAS 128 within the 1997 year-end consolidated financial statements. Basic and diluted EPS, as computed under FAS 128, would not have been materially different than EPS determined in accordance with APB 15 for the periods presented.

6. CONTINGENCIES

   The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

7. SUBSEQUENT EVENT

   In October 1997, the Company executed a lease agreement for building and warehouse space of approximately 29,000 square feet located in Irvine, California. The lease agreement calls for monthly lease payments of $22,081, subject to a 4% annual increase, commencing on November 1, 1997. For the months of December 1997 through April 1998, there is no requirement for lease payments, with the lease payments then commencing again in May 1998. The lease also carries an option to purchase the land and building on or before April 30, 1998. Qualified tenant improvements of $100,000 will be paid by the lessor.

ITEM 2:
-------


                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                                                         Percentage of Net Revenues

                                           Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
                                           ------------------              ------------------
                                           1997        1996                 1997         1996
                                           ------------------              ------------------
Net revenues                               100.0        100.0               100.0       100.0
Cost of goods sold                          18.3         27.8                20.0        31.2
                                           ------------------              ------------------
Gross profit                                81.7         72.2                80.0        68.8
Selling expenses                            58.8         54.5                58.7        58.8
General and administrative expenses         11.2          9.7                11.4        10.9
                                           ------------------              ------------------
Operating income                            11.7          8.0                 9.9        (0.9)
Other income                                 2.8          0.0                 1.8         0.0
Interest and dividend income, net            0.8         (1.0)                0.9        (0.7)
                                           ------------------              ------------------
Income before income taxes                  15.3          7.0                12.6        (1.6)
Provision for income taxes                   6.6          0.0                 5.5         0.0
                                           ------------------              ------------------
Net income                                   8.7          7.0                 7.1        (1.6)
                                           ==================              ==================


Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996


Net revenues for the three months ended September 30, 1997 were approximately $7,889,000 as compared to approximately $5,597,000 for the comparable period of the prior year, an increase of $2,292,000 or 41%. Revenues for the three month period ended September 30, 1997 were derived from the following sources: Direct response infomercial sales of $4,054,000; retail sales of $3,069,000; industrial sales of $529,000;

and, international and other sales of $237,000. Revenues for the three month period ended September 30, 1996 were derived from the following sources: Direct response infomercial sales of $4,580,000; retail and industrial sales of $533,000; and, international sales of $484,000.

The Company expects that retail and other sales categories will continue to increase as a percentage of total sales relative to direct response infomercial sales as the Company continues to gain momentum in these other markets following the initiation of the retail sales effort in the fourth quarter of 1996. Infomercial sales have begun to demonstrate a slight decline in 1997 of return relative to air time expenditures.

Cost of goods sold for the three months ended September 30, 1997 was approximately $1,444,000 as compared to $1,558,000 for the comparable period of the prior year, a decrease of $114,000 or 8%. This decrease was mainly attributable to increased efficiencies in the outside production processes and volume discounts in the applicable period in 1997 relative to the higher costs of goods associated with start-up levels of production in 1996. Management does not anticipate that further reductions are likely in the future.

Selling expenses of $4,637,000 for the three months ended September 30, 1997 represented an increase of $1,558,000 over the comparable period of the prior year. This 51.1% increase was primarily the result of endorsement and sponsorship payments, royalties and commissions as a result of increased sales, promotional activities to promote product awareness and expenditures for print advertising. Selling expenses as a percentage of sales were 58.8% for the three months ended September 30, 1997 versus 54.5% for the comparable period of the previous year. In 1996, selling expenses consisted primarily of purchases of
television air time, royalties and commissions.   The 1997 expenditures for
selling costs included air time purchases as well as the full array of other expenditures discussed above. These other expenditures were not incurred in 1996 as the initiation of retail sales did not occur until the fourth quarter of 1996.

General and administrative expenses for the three months ended September 30, 1997 were approximately $886,000 as compared to $542,000 for the three months ended September 30, 1996, an increase of $344,000 or 63.5%. This increase is primarily attributable to salaries for new employees, employee benefits and other administrative costs necessary due to the increase in volume of sales.

For the three month period ended September 30, 1997, the Company generated additional income of approximately $222,000 through an upsell arrangement with a third party company. There was no such income for the three months ended September 30, 1996. For the three months ended September 30, 1997, the Company generated net interest and dividend income of approximately $67,000 as compared to net interest expense of approximately $57,000 for the comparable period in 1996. In the third quarter of 1997, the Company maintained an average cash balance of approximately

$5,356,000 while in the third quarter of 1996, the Company's cash balance averaged $2,440,000.

Net income for the three month period ended September 30, 1997 was approximately $688,000 as compared to approximately $391,000 for the comparable period in the prior year, an increase of $297,000 or 76.0%. The increase is a result of the factors discussed above.


Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

Net revenues for the nine months ended September 30, 1997 were approximately $20,504,000 as compared to approximately $8,700,000 for the comparable period in the prior year, an increase of $11,804,000 or 135.7%. Revenues for the nine month period ended September 30, 1997 were derived from the following sources:
Direct response infomercial sales of $11,456,000; retail sales of $6,835,000; industrial sales of $1,326,000; international sales of $699,000; and, other sales of $188,000. Revenues for the nine month period ended September 30, 1996 were derived from the following sources: Direct response infomercial sales of $7,360,000; retail and industrial sales of $818,000; and, international sales of $522,000.

The Company began to air its direct response infomercial in January 1996; however, the number of airings was limited by the cash available for television advertising. During the nine months ended September 30, 1997, the infomercial aired approximately 16,500 times in markets throughout the United States which resulted in revenues of $11,456,000. The Company does not anticipate that it will continue to experience increasing sales from the infomercial of the magnitude obtained in the two periods under comparison, as infomercial revenues have demonstrated a fairly consistent return relative to air time expenditures and such expenditures were significantly restricted in the nine month period ended September 30, 1996 due to a lack of available cash to make such purchases. Additionally, over time, the rate of return begins to decline relative to air time purchases as the infomercial nears the end of its useful life. The Company does not currently anticipate increasing air time expenditures over the levels incurred in the nine month period ended September 30, 1997. The Company does expect continued growth from retail sales which were initiated in the fourth quarter of 1996 and continue to gain momentum.

Cost of goods sold for the nine months ended September 30, 1997 was approximately $4,098,000 as compared to $2,716,000 for the comparable period of the prior year, an increase of $1,382,000 or 50.9%. The increase is primarily the result of materials purchases to meet the increased sales demand. Cost of goods sold, as a percentage of sales, decreased from 31.2% for the nine month period ended September 30, 1996 to 20.0% for the comparable period in 1997. This improvement was mainly attributable to the increased efficiencies in the outside production processes and volume discounts in the applicable period in 1997 relative to the higher costs of goods associated with start-up levels of production in 1996. Management does not anticipate that such reductions are likely in the future.

Selling expenses of $12,027,000 for the nine months ended September 30, 1997 represented an increase of $6,908,000 over the comparable period of the prior year. This 134.9% increase was primarily the result of endorsement and sponsorship payments, royalties and commissions as a result of increased sales, promotional activities and expenditures for print advertising. Selling expenses as a percentage of sales were 58.7% for the nine months ended September 30, 1997 versus 58.8% for the comparable period of the previous year.

General and administrative expenses for the nine months ended September 30, 1997 were approximately $2,337,000 as compared to $950,000 for the nine months ended September 30, 1996, an increase of $1,387,000 or 146.0%. This increase is primarily attributable to salaries for new employees, employee benefits and other administrative costs necessary due to the increase in volume of sales.

For the nine month period ended September 30, 1997, the Company generated additional income of approximately $379,000 through commissions received from a third party company. There was no such income for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company generated net interest and dividend income of approximately $177,000 as compared to net interest expense of approximately $60,000 for the comparable period in 1996. During the nine months ended September 30, 1997, the Company maintained an average cash balance of approximately $5,326,000 while the Company's cash balance averaged $2,048,000 during the comparable period of the previous year.

Net income for the nine month period ended September 30, 1997 was approximately $1,474,000 as compared to a loss of approximately $145,000 for the comparable period in the prior year, an increase of $1,619,000. The increase is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations to meet its working capital requirements, which consist mainly of inventory purchases and to support the increasing receivables balance due to the change in the mix of sales. At September 30, 1997, the Company had net working capital of $8,611,000 as compared to $7,039,000 at December 31, 1996 or an increase of $1,572,000. The Company obtained a $4,000,000 line of credit with a bank in July 1997, collateralized by inventory and receivables. There were no borrowings outstanding against this line of credit as of September 30, 1997.

During the nine months ended September 30, 1997, the Company's principal sources of cash were: $527,000 from operations; and, $296,000 from the collection of subscriptions receivable and the issuance of common stock. These amounts were used to fund advances, purchases of property and equipment, and repayments of notes.

The Company does not anticipate the need for any material production-related capital expenditures as it will continue with its strategy to subcontract all future manufacturing, bypassing the need for any manufacturing infrastructure investment. However, the Company does anticipate capital expenditures for tenant improvements, furniture and equipment associated with its new office and warehouse facility. Additionally, the Company plans to significantly increase its level of operations, and, in particular, plans to increase its marketing activities to include additional markets in the United States and abroad. The Company anticipates that all of these activities will be funded by operations, working capital and existing credit facilities.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company's registration statement on Form 10 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results include without limitation, the risks set forth in the risk factors section of such registration statement on Form 10, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                       PROLONG INTERNATIONAL CORPORATION

                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 6 of the notes to consolidated condensed financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
     2.1   Exchange Agreement between Stockholders of PSL and the Registrant.*
     3.1   Amended and Restated Articles of Incorporation of the Registrant.*
     3.2   Bylaws of the Registrant.*
     3.3 Second Amendment and Restatement of the Articles of Incorporation of Corporate Development, Inc.*
     3.4   Bylaws of Corporate Development, Inc.*
     4.1   Specimen Certificate of Registrant's Common Stock.*
     10.1  Form of Indemnification Agreement for Executive Officers and
           Directors.*
     10.2  Exclusive License Agreement between PSL and EPL Prolong, Inc.
           d.b.a. Prolong International, dated November 10, 1993.*
     10.3  Memorandum of Agreement between PSL and 2M Corporation dated
           April 24, 1995.*
     10.4  Agreement between PSL and Al Unser, dated July 28, 1995.*
     10.5 Service Agreement between PSL and Tylie Jones & Associates, Inc., dated October 24, 1995.*
     10.6 Telemarketing Agreement between PSL and West Telemarketing Corporation, dated October 24, 1995.*
     10.7 Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996.*
     10.8 Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated May 9, 1996.*
     10.9 Sponsorship Agreement between PSL, Pikes Peak Auto Hill Climb Educational Museum, Inc. and Barnes Dyer Marketing, Inc., dated February 21, 1997.*
     10.10 Major Associate Sponsorship Agreement between PSL, Norris Racing, Inc. and Barnes Dyer Marketing, Inc., dated December 15, 1996.*
     10.11 Standard Industrial Lease-Gross between Coronado Investors Properties and Prolong International for the property located at 1210 N. Barsten Way, Anaheim, California, dated April 20, 1990.*
     10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock Option Agreement.*
     10.13 The Registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, dated July 14, 1997.*

     10.14 Form of New Lease Agreement
     27.1  Financial Data Schedule (electronic filing only).
--------------------------------------------------------------------------------
* Incorporated by reference to the Company's registration statement on Form 10 filed with the Securities and Exchange Commission.




(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PROLONG INTERNATIONAL CORPORATION

Date: November 13, 1997                           /s/ NICHOLAS ROSIER
                                           ---------------------------------
                                           Nicholas Rosier
                                           Chief Financial Officer