Form 10-K405
period 1997-12-31
PROLONG INTERNATIONAL CORP
filed 1998-03-23
CIK 1016965

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1997
                                           -----------------
     OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-22803
                                               ---------

                       PROLONG INTERNATIONAL CORPORATION
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)

              Nevada                                     74-2234246
              ------                                     ----------
     (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

                      6 Thomas, Irvine, California  92618
                      -----------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (714) 587-2700
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)
                          ___________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No _____
      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 2,1998, was approximately $59,204,142.

The number of outstanding shares of the Registrant's Common Stock as of March 2, 1998 was 25,464,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1998, are incorporated by reference into Part III.

                 Exhibit Index on Sequentially Numbered Page 26

     This Annual Report on Form 10-K contains forward-looking statements relating to future events or the future financial performance of the Registrant, including but not limited to statements contained in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Which May Affect Future Operating Results." Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "expects," and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K, including matters set forth in "Factors Which May Affect Future Operating Results," which could cause actual events, performance or results to differ materially from those indicated by such statements.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL DESCRIPTION OF BUSINESS

     Prolong International Corporation (the "Registrant" or "PIC") is a Nevada corporation that was incorporated on August 24, 1981 as Giguere Industries, Incorporated ("Giguere"). On September 14, 1981, Giguere consummated a merger with Medical International, Inc., a Utah corporation, pursuant to which Giguere was the surviving entity. Prior to the merger with Giguere, Medical International, Inc. had completed an offering of its common stock which was exempt from registration under the Securities Act of 1933, as amended, by reason of Regulation A thereunder. All of the outstanding shares of Medical International, Inc. common stock were exchanged for shares of Giguere as part of the plan of merger. Subsequent to the merger, Giguere conducted operations for several years until it liquidated its assets in order to satisfy its creditors and discontinued operations in 1987. Giguere was inactive and held no significant assets from 1987 to June 21, 1995.

     On June 21, 1995, Giguere acquired all of the outstanding common stock of Prolong Super Lubricants, Inc., a Nevada corporation ("PSL"), in a share exchange with PSL's then existing shareholders (the "Reorganization") and changed its name from Giguere to Prolong International Corporation. Since the Reorganization, PIC has changed its focus from being a company without operations, a business or significant assets, to that of a holding company for its wholly-owned operating subsidiary, PSL. PIC, through PSL (referred to collectively in the operational context with PIC as "Prolong"), is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication products which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment ("AFMT").

     PSL currently holds an exclusive, worldwide license to manufacture, sell and distribute lubrication products based on AFMT and to use the "Prolong" name. This license was acquired from EPL Pro-Long, Inc., a California corporation ("EPL"), the holder of the patent for AFMT, in 1993. On February 5, 1998 PIC entered into a definitive agreement with EPL under which PIC will purchase the business assets of EPL. Under the terms of the agreement, PIC will purchase the principal assets and assume certain liabilities of EPL for approximately 2,993,035 shares of PIC's common stock, $0.001 par value per share (the "PIC Common Stock"). With the purchase, PIC will acquire the patents for the AFMT technology and related trademarks. The close of the purchase is still pending review by state and federal securities regulators and majority approval by EPL's shareholders.

     Prior to 1996, Prolong's activities generated losses. However, due, in part, to PSL's successful marketing campaign based primarily on an infomercial, Prolong's activities generated a profit in 1996. Prolong anticipates that its sales will continue to grow in the future as it takes advantage of the worldwide market for its products. Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements. During 1997, working capital was generated primarily through operations.

PRODUCTS

     Prolong markets a variety of products which are based on AFMT. AFMT is a patented formula which can be blended with many other lubricants and formulations to create a wide variety of individual lubricant products with superior friction fighting characteristics. AFMT can also be blended with other constituents to create additional products which may be added to Prolong's product line such as gun oil and brake cleaner. AFMT bonds to the metal surfaces with which it comes into contact, resulting in reduced friction, wear and heat buildup when subjected to pressure. Prolong believes that AFMT is most effective in extreme pressure applications, where metal-to-metal contact, and the resulting wear, can be severe such as: gears (at the contact point where the teeth of the gear touch each other - for example in hypoid gears); engines (at the contact points where metal to metal pressure squeezes out the normal boundary lubrication - for example where the camshaft contacts the lifters; where the main bearings contact the crankshaft; where the rod bearings contact the rod and the bearing cap); and machinery (at the metal to metal contact points where surface or boundary lubrication breaks down metal contacts under heavy loads - for example in a steel mill where rolling steel contacts steel rollers).

     AFMT is composed of petroleum distillates and other chemicals and contains no solid particles. Typically, performance enhancing lubrication additive formulations contain solid particles such as lead, molybdenum disulphides, PTFE resins, Teflon, fluorocarbon resins or fluorocarbon micropowder. Prolong believes that the primary disadvantage to particulate material in lubricant additives is that it tends to distribute unevenly and can result in excessive particulate build-up. Because AFMT contains no solid particles, Prolong believes that there is no risk of excessive build-up, and the lubrication "film coat" is uniform and microscopically thin.

     The friction fighting characteristics of AFMT have been documented by The Foundation for Scientific and Industrial Research at the Norwegian Institute of Technology, Trondheim, Norway. This independent testing laboratory was commissioned in 1987 by the principals of Prolong Technology of Canada, Inc. d.b.a. Prolong International, the entity from which EPL acquired the patented AFMT formula. The tests were conducted at the expense of Prolong Technology of Canada, Inc. and at the request of customers for in-depth scientific data. The friction fighting characteristics are further documented in U.S. Patent No. 4,844,825, which outlines various tests conducted on AFMT precedent to the issuance of the patent.

     AFMT exhibits both the "hydrostatic" and "boundary" principles of lubrication. Specifically, all surfaces tend to attract some substances from the environment. Such substances or films may be only a few molecules thick, and are absorbed into the surface. The strength of the absorption depends upon the electronic structure of "polarized" molecules, which tend to absorb perpendicularly to the surface. Warren Prince, Ph.D., a registered mechanical engineer and machine and product design specialist was commissioned and retained by Prolong to analyze and test its product formulation and found that AFMT operates by attaching to the metal at the microscopic level, evenly and uniformly. Prolong believes that once this chemical/electrical action takes place through absorption, only very extreme heat, grinding away of the surface area, or the introduction of material with a stronger molecular adhesion will alter the surface bonding. As a result, third party tests performed on AFMT have demonstrated that it is impervious to many elements and chemicals and its benefits continue beyond the initial application.

     Prolong believes that the use of AFMT in lubrication products provides many advantages for its users. For example, in clinical testing by third parties, the use of AFMT resulted in reduced friction in mechanical devices. This, in turn, caused the operating temperatures of the machinery to drop due to the reduction in heat-generating friction. Prolong believes that in the long term, this combination of friction and temperature reduction leads to a longer operating life for the machinery and lower repair bills. Additionally, the use of AFMT in internal combustion engines has been demonstrated to cause a reduction in operating temperature and an increased resistance to catastrophic failure occasioned by loss of engine oil. AFMT also has a high resistance to oxidation, which, when combined with other oils, improves the oxidization resistance of metals. Given the foregoing advantages demonstrated by AFMT, Prolong has identified a broad market for its lubricant products.

     Prolong believes that the following are examples of some of the applications of AFMT-based products:


   .  Internal Combustion Engines                 .  Automatic and Manual Transmissions
   .  Agricultural Equipment                      .  Computer Numerically Controlled
   .  Airline Ground Equipment                       Machine Tools
   .  Marine Equipment                            .  Milling Equipment
   .  Railroad Equipment                          .  Trucks, Buses
   .  Mining Equipment                            .  Differentials, Gears
   .  Bearing Journals                            .  Compressors
   .  Pumps and Generators                        .  Hydraulic Systems

     Prolong markets the following products, each of which can be utilized in multiple applications:

     Prolong Anti-Friction Metal Treatment "AFMT"

     This is Prolong's fundamental lubricating oil which is made according to a patented formula for use as an extreme pressure lubricant. It is packaged in concentrate form and is designed to be added by the customer to the lubrication oils in engines, gears, and other machinery.

     Prolong Engine Treatment

     Formulated for use in the lubrication of internal combustion engines, Prolong believes that this product reduces friction, heat and wear. As a result of enhanced lubrication of the engine, Prolong believes that there is increased useful life of moving metallic parts. Prolong Engine Treatment is suitable for use in both gasoline and diesel engines.

     Prolong Transmission Treatment

     Formulated for use in both automatic and manual transmissions and for other applications, such as heavy duty industrial gear boxes where metal gears are operated under high pressure, this product is designed to improve overall transmission performance.

     Prolong Gas/Diesel Fuel System Treatment

     This product is formulated to increase fuel efficiency, lubricate the "top end" of internal combustion engines, and clean and maintain fuel injectors and other fuel system components. This product is also designed to help maintain peak engine performance and overall mileage. The formula is EPA registered and is suitable for both gasoline and diesel fuel systems.

     Prolong High Performance Multi-Purpose EP-2 Grease

     This product is formulated to provide a wide range of lubricating benefits to industrial equipment under extreme pressure, high and low temperature extremes, and potential water washout conditions. Prolong believes that this product represents a substantial improvement in lubrication performance relative to other products on the market in applications requiring an extreme pressure grease formulation.

     Prolong "SPL100" Super Penetrating Lubricant

     This product is formulated to lubricate, penetrate, and prevent corrosion, free sticky mechanisms, displace moisture, stop squeaks, and reduce friction and wear. This product can also serve as a light duty machining, tapping and drilling fluid.

     Prolong "Ultra-Cut 1" Water Soluble Cutting Fluid

     This product is formulated to lubricate and cool metal tools and parts during machining operations. This product can be used in Computer Numerically Controlled ("CNC") metal turning and machining operations. Prolong believes that the use of this product will provide higher feed rates and operating speeds, finer surface finishes, and improved cutting tool life.

     Prolong Multi-Purpose Precision Oil

     This product is formulated as a fine, light oil for use in lubricating precision tools and equipment. This product is designed to provide smooth lubrication, which Prolong believes results in optimal operation of precision equipment and tools and extension of useful life.

     Despite PSL's current variety of products, there are other products which Prolong believes could be successfully and beneficially formulated in the future using AFMT technology and derivatives thereof that would result in products with improved lubrication performance. Although there can be no assurances that Prolong will have the financial or other resources to develop, manufacture and market any such additional products, the following is a partial list of such additional products:

     High Performance Motor Oil
     High Performance Synthetic Motor Oil
     Motorcycle Engine & Transmission Treatment
     Gun Oil & Cleaner
     Gear/Differential Treatment
     Heavy Duty Diesel Fuel Conditioner
     Hydraulic System Treatment
     Chain Oil
     2-Cycle Engine Oil
     Power Steering Treatment
     Radiator Treatment
     Compressor Treatment
     Shock Absorber Lubricants
     Brake Cleaner
     Assembly Lube

     In addition to the development of the above-referenced AFMT-based products, Prolong is also engaged in efforts to expand its lubricant formulations beyond its current AFMT-based technology.


CURRENT MARKETS FOR PROLONG'S PRODUCTS

     PIC's strategy is to successfully direct Prolong's product line to a number of different markets, each of which is currently large, representing significant future revenue potential for PIC. Although PIC is currently actively addressing both the consumer automotive and consumer household markets described below, PIC's strategy is to adapt Prolong's product line and address the industrial and governmental markets also described below:

     Consumer Automotive

     The consumer automotive market consists of automobiles, light trucks, motorhomes, motorcycles, snowmobiles, jetskis, and other fuel burning vehicles. The owners of these vehicles represent a significant source of customers for Prolong's lubricants, fuel conditioners and other future additions to the Prolong product line. Recognizing this fact, this market has been the primary target of Prolong's marketing efforts to date.

     Consumer Household

     The consumer household lubrication market is a potentially lucrative segment of the industry which could prove receptive to Prolong's products for uses as varied as fishing reels, guns, windows, sliding doors, garage doors, sewing machines, electric hair clippers, bicycles, tricycles, scooters, skateboards, garage door openers, lawn mowers, snow blowers, drills, saws, door locks, hinges, rusted bolts, and virtually anything made of metal that must be lubricated in order to maintain performance. Prolong currently manufactures "SPL100 Super Penetrating Lubricant" and "Prolong Multi-Purpose Precision Oil" for this market.

     Industrial

     The industrial market encompasses an enormous variety of major and minor manufacturers. This market includes businesses such as steel mills, automobile manufacturers, aircraft manufacturers, paper mills, electric motor manufacturers, petrochemical manufacturers, oil refineries, mining operations and electrical generating facilities, all of which require lubricants and Prolong believes would benefit from the increased performance of Prolong's products. Even more numerous are the smaller industrial facilities, such as machine shops and other fabrication businesses throughout the world. Prolong further believes that businesses engaged in stamping, molding, die casting, boring, drilling, honing and a number of other similar operations could realize significant cost savings by using the full line of Prolong's products.

     Prolong anticipates pursuing the industrial market through a network of manufacturer's sales representatives and through established industrial distributors.

     Federal, State, & Local Governments

     The government market is not only very large, but Prolong believes it is also extremely varied. It includes cities, counties, states and all of the federal government agencies. Prolong believes that these agencies collectively purchase, operate, and maintain a significant investment in trucks, automobiles, buses, tanks, airplanes, helicopters, boats, ships, radar equipment, guns, miscellaneous equipment and tools, as well as many other mechanisms, all of which require adequate lubrication.


     Federal Government. The federal government represents potential sales by Prolong to many different agencies such as the Department of Defense, NASA, Department of Energy, Department of Transportation and other federal governmental agencies.

     Military Sales. Procurement procedures require that products used in or on military equipment must be manufactured according to certain military specifications ("MIL Specs"). Prolong intends to apply for and receive United States MIL Specs for certain of its products, and to market products not only to the United States military, but to foreign militaries as well. Prolong plans to develop the military market, both here and abroad, through the utilization of specialists who are familiar with military procurement procedures and with the special needs of the military services.

     State Government. Potential sales to state governments include users such as the National Guard, highway patrol, state police and other state agencies.

     County and City Government. Both county and city governments are potential Prolong customers for use by police, fire, water, gas, waste management and other local departments.

     Public Transportation. Public transportation entities are major potential customers for Prolong's products, and Prolong intends to focus its efforts to market products to these entities at the various levels of government. Prolong believes that rapid transit districts throughout the country are facing a serious problem with noisy and polluting diesel buses. The Los Angeles Rapid Transit District, for example, has 3,300 buses and is currently under heavy public and regulatory pressure to reduce emissions. In addition to diesel buses, there are a significant number of other vehicles currently operated by county and city public transportation agencies which Prolong believes, if treated with its products, could run cleaner, quieter, last longer and would burn less fuel.

FUTURE MARKETS FOR PROLONG'S PRODUCTS

     Although not being directly addressed by Prolong at the present, Prolong believes the following to be significant opportunities for expansion of its marketing efforts into diverse niches of the lubricant market. There can be no assurances that Prolong will be successful at penetrating any of these potential markets.

     Commercial Trucking

     Prolong intends to develop a market for its products in the long-haul trucking industry. A substantial portion of the distribution of goods in this country occurs via truck shipments. Consequently, large quantities of oil and diesel fuel are consumed by trucks operated in this industry. Prolong believes that the use of its products in the long-haul trucking industry may provide an economic advantage to truck operators because of the increased operating efficiency demonstrated by engines treated with AFMT-based products. Prolong believes that this increased efficiency may directly result in a reduction in fuel costs and overall transportation costs. Further, the use of AFMT-based products may provide additional savings to this industry in the form of reduced service and repair costs over the useful life of the trucks due to AFMT's propensity to reduce engine wear and the wear of other "treated" components.

     Agricultural Applications

     The agricultural industry represents another potentially significant market for Prolong's products. Modern agricultural machinery and equipment tend to be highly complex and are often subjected to harsh working environments. As a result of the harsh environments, the machinery and equipment operates inefficiently and results in increased fuel consumption and a decreased productive life-cycle due to increased mechanical wear. Prolong believes that the use of its products could save the agriculture industry substantial sums by reducing these industry wide losses caused by friction and contaminants.

     Marine Applications

     The marine market includes both freshwater and salt water boats and ships, from outboard fishing skiffs to pleasure boats, yachts and other marine vessels. Prolong has the ability to formulate special products for the harsh marine environments, including marine grease and a special 2-cycle oil for small outboard motors. Prolong believes that in diesel powered boats and ships, Prolong Gas/Diesel Fuel System Treatment can provide benefits similar to those attained from use in diesel truck engines.

     Railroads

     The railroad industry is currently a large user of lubrication products. Prolong would have to obtain certain mandatory product certifications prior to being able to market its products to the railroad industry. Prolong is not actively pursuing such certifications for its products at this time, but may do so in the future.

GEOGRAPHIC MARKETS

     Prolong currently markets its products in the United States, Canada, Japan, Hong Kong, Thailand, India, Sub-Saharan Africa, Brazil, Chile, Kuwait, Mexico and Saudi Arabia and intends to continue developing distributor relationships in other foreign countries. Prolong's current focus is to identify distributors that possess the expertise and industry relationships necessary to assist it in further penetrating retail sales channels in the various markets identified above, with a primary focus on the consumer automotive and industrial lubricant markets. Prolong intends to selectively grant distributorships to established companies on a country by country basis. Prolong intends to build on this relationship and continue to expand sales and revenues in the international marketplace. There can be no assurance that Prolong will be able to successfully penetrate any foreign markets.

     International sales comprised 10.3% and 3.5% of PIC's revenues in 1996 and 1997, respectively, resulting in approximately 34% and 5% of its net income, respectively. Prolong consummates such sales through independent distributors and, as such has no assets attributable to its international sales. Prior to 1996 Prolong had no significant amount of international sales.

     If it is economically feasible, Prolong intends to grant distributorships throughout Europe. Consistent with this goal, Prolong is analyzing the economics of the industry, competitive aspects, regulatory matters, and methods of distribution on a country by country basis in Europe. Prolong has also obtained patent protection on its products in several of the EEC member countries.

MARKETING AND DISTRIBUTION OF THE PRODUCTS

     Prolong currently distributes its products through direct response television, direct distribution, independent distributors and manufacturers representative organizations. Specifically, Prolong distributes its industrial and commercial products, both nationally and internationally, through independent distributors. Currently, Prolong has 217 distributors in the United States and eight international distributors located in Asia, Africa and South America.

     Prolong has produced a 30 minute direct response television commercial (the "Infomercial") entitled "The Prolong World Challenge" which it began airing in January 1996. The Infomercial features celebrities such as four-time Indy 500 Champion Al Unser, well known TV personality Bob Eubanks, International Motorsports Champion Roberto Guererro, Olympic Champion and Olympic Gold Medalist Mark Spitz, former Los Angeles Dodgers baseball star and World Series MVP Steve Yeager, and renowned motorcyclist Nick Nichols promoting Prolong's product line. The purpose of making the Infomercial was to build brand name recognition for Prolong's products in the United States, while simultaneously marketing its principal consumer lubricant products (i.e., the Prolong Car Care
Kit) directly to consumers. Sales made through the Infomercial are currently completed through a third-party order processing and sales fulfillment facility located in Burbank, California. This facility contains a warehouse that is prestocked with Prolong's products in order to provide a quicker and more efficient delivery of its products to the consumer. Prolong intends to use the exposure generated by the Infomercial, along with the funds generated by the sales realized therefrom, to further expand its national retail sales program in the automotive and household consumer markets.

     The products offered by Prolong have also been publicized through print and electronic media, trade shows and motorsports sponsorships. For example, in the area of motorsports sponsorship, Prolong executed a co-sponsorship agreement with King Entertainment and Kenneth D. Bernstein pursuant to which Mr. Bernstein will provide promotional services and appearances and will recognize "Prolong Super Lubricants" as a co-sponsor of the "Budweiser King Prolong Top Fuel Dragster." The agreement calls for the display of the PSL name and logo on the dragster and related racing components in all races and other events in which the dragster appears. Prolong has also executed an associate sponsorship agreement with Team Sabco relating to sponsorship of three race cars for all NASCAR Winston Cup Series races during the 1998, 1999 and 2000 racing seasons and a sponsorship letter of intent with Nemco Motorsports and Joe Nemechek relating to sponsorship of the Nemco Motorsports car for up to fifteen (15) 1998 NASCAR Busch Grand National events. The arrangements with Team Sabco and Nemco Motorsports provide for display of the PSL name and logo on the cars, equipment and uniforms and for promotional services and appearances.

     In the area of endorsements, Prolong has entered into a separate agreement in which it retained the services of Al Unser to endorse and promote Prolong's products. Mr. Unser has agreed to make certain appearances to assist in marketing the products and has agreed to license his name and likeness in connection with the marketing of Prolong's products. Prolong has also entered into an agreement with Smokey Yunick pursuant to which it retained the services of Mr. Yunick to promote Prolong's products and to act as a spokesman for, and technical consultant to, Prolong. Mr. Yunick has agreed to make certain appearances to assist in marketing Prolong's products and has agreed to license his name and likeness in connection with the marketing of Prolong's products.

     In the area of magazine advertising, Prolong has entered into advertising contracts with Motor Trend, Hot Rod and various other magazines for print ads during 1998. In addition to motorsports sponsorship, endorsements and magazine advertising, Prolong is engaging experienced marketing personnel to commence concentrated marketing efforts in order to increase retail, commercial, industrial, governmental and international sales. Prolong believes that the foregoing advertising and marketing efforts, which began with the production of its Infomercial in 1995, have resulted in recognition of the product line as a superior alternative to other conventional lubricants available within the lubricant industry.

COMPETITION

     The market for Prolong's products is highly competitive and is expected to increase in the future. The basic formula of Prolong's products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1986. The market for Prolong's products is characterized by rapid technological advances, frequent new product introductions and evolving industry standards. Some of Prolong's principal competitors include other providers of specialized lubrication products, such as First Brands (STP) and Quaker State (Slick 50), both of which market engine oil treatments. Prolong's competitors also include major oil companies such as Shell Oil Company, Castrol, Pennzoil, Quaker State and others who manufacture lubrication products, such as WD40 Corp. Further, Prolong believes that major oil companies not presently offering products that compete directly with those offered by Prolong may enter Prolong's markets in the future.

     Increased competition could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on PIC's business, financial condition and results of operations. In addition, many of Prolong's competitors have significantly greater financial, technical, research and product development, marketing and other resources and greater market recognition than Prolong. Several of Prolong's competitors also currently have, or may develop or acquire, substantial customer bases in the automotive and other related industries. As a result of these factors, Prolong's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than Prolong. Additionally, other dealers and distributors may offer similar lubrication products at prices below those offered by Prolong, appealing to the price-sensitive segment of the market. While Prolong believes that the prices for Prolong lubrication products are competitive for the level of quality obtained by the customer, Prolong relies on PSL's brand name recognition for selling high quality, state of the art products. There can be no assurance that Prolong will be able to compete successfully against current and future competitors or that competitive pressures faced by Prolong will not materially adversely effect PIC's business, financial condition and results of operations.

     Prolong believes that its current competitive edge lies solely with the superior lubrication performance of its products relative to that of its competitors. In order for Prolong to draw attention to the superior performance of its products, Prolong is treating and marketing its products as a unique specialty line of high performance products as opposed to a high volume product line.

     A key strategy for Prolong's continued growth is to use direct response television ("DRTV") to generate sales, build brand name recognition, and to lay the foundation for other, more conventional forms of advertising and marketing. For example, Prolong believes that its Infomercial that debuted in 1996 has resulted in a significant increase in sales and brand name recognition. This broad public exposure generated by the Infomercial may permit Prolong to position itself favorably among larger companies competing in both the national and international lubricant markets.

PRODUCTION

     The AFMT formula contained in all of Prolong's products and the formulas for such products themselves are comprised of petroleum-based components which are readily available from several suppliers. Prolong does not foresee any shortages of supply in the near future. However, Prolong has recently increased volume production and plans on continued expansion. This continued expansion could eventually place a strain on the production capacity of its existing suppliers. While Prolong is working actively with each of its suppliers to increase production of the components, there can be no assurance that each supplier will be able to increase its production in time to satisfy Prolong's increasing requirements or that alternative suppliers will be able to meet any such deficiency on an ongoing basis. If Prolong is unable to obtain sufficient quantities of the components, or if such components do not meet Prolong's quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on PIC's business, financial condition and results of operations.

     In addition to the potential deficiency in supply of the AFMT components, such components are also subject to significant price volatility beyond the control or influence of Prolong. Prices for the components of the quality sought by Prolong are dependent on the origin, supply and demand at the time of purchase. Prices can be affected by multiple factors in the producing countries, including weather and political and economic conditions. Additionally, petroleum products, of which Prolong relies on for its AFMT formula, have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries ("OPEC"), that have historically attempted to establish price controls on petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide. No assurance can be given that OPEC (or others) will not succeed in raising the price of petroleum components or that, in such event, Prolong will be able or choose to maintain its gross margins quickly by raising its prices without effecting demand. Increases in the prices for the components, whether due to the failure of its suppliers to perform, conditions affecting the component-producing countries, or otherwise, could have a material adverse effect on PIC's results of operations.

     The production of Prolong's products is comprised of contract manufacturers mixing the components pursuant to the AFMT and other proprietary formulas and bottling the resulting mixtures in packaging specified by Prolong. Prolong's current contract manufacturers have the capacity to produce its products in high volumes, having been designed to meet the production requirements of major oil companies. By utilizing existing third party manufacturing facilities, Prolong avoids the large capital expenditures associated with mixing and packaging operations, as well as costly management of human resources. At present, there are facilities located throughout the world that are capable of mixing and packaging the components into finished products. However, Prolong's increased volume production and continued expansion may result in shortages or restrictions in supply and manufacturing capabilities in the future. Prolong has not entered into any long term contracts with respect to the supply or production of its products, preferring to intermittently review quotations provided by interested parties in order to take advantage of competition among suppliers and manufacturers.

CUSTOMERS

     In 1997, approximately 49.4% of Prolong's sales resulted as a response to the airing of its Infomercial. Such sales are made to large numbers of individual consumers and, accordingly, Prolong does not consider itself dependent on any particular customers in this market segment. In 1997, Prolong's sales to retail customers, which are derived through independent manufacturers representatives and distributors, comprised approximately 38.3% of its revenues while sales to commercial and industrial customers comprised 6.5% of total revenues. None of such customers accounted for more than 10% of Prolong's aggregate sales in 1997. Consequently, PIC does not consider itself to be dependent on these customers or any of its other customers.

INTELLECTUAL PROPERTY

     Prolong currently holds the exclusive worldwide license to manufacture and sell products based on AFMT, which PSL acquired from the patent holder, EPL, in 1993. This agreement calls for Prolong to pay to EPL 3.5% of gross sales of any products which utilize AFMT technology or bear the "Prolong" name. This agreement calls for minimum royalties of $3,000 per month beginning in 1995. During 1997, Prolong expended $1,023,869 in royalties under this agreement. The license is perpetual absent a major breach of Prolong's obligations thereunder, effectively a failure to pay royalties due under the license. There can be no assurance that Prolong will be able to meet all financial obligations under the license in the future and, consequently, may not be able to retain the license indefinitely.

     On February 5, 1998 PIC entered into a definitive agreement with EPL under which PIC will purchase the business assets of EPL. Under the terms of the agreement, PIC will purchase the principal assets and assume certain liabilities of EPL for approximately 2,993,035 shares of PIC Common Stock. With the purchase, PIC will acquire the patents for the AFMT technology and related trademarks. The close of the purchase is still pending review by state and federal securities regulators and majority approval by EPL's shareholders. Further, in connection with the execution of the agreement, EPL and PSL amended their license arrangement to immediately cease further accrual and payment of royalties thereunder. In the event that the transaction contemplated by the agreement is not consummated by December 31, 1998, a penalty will be imposed approximating the suspended royalty payments. Should Prolong be unable to continue as a licensee or successfully purchase the rights from EPL, Prolong could not continue to manufacture its current AFMT-based products or use the "Prolong" name, which would result in a material adverse effect on PIC's business, operating results and financial condition.

     The U.S. patent on AFMT expires July 4, 2006. There are a number of other patents and patent applications covering Prolong's products in other countries worldwide. Additionally, Prolong has obtained or applied for the exclusive rights to the use of a number of trademarks which it utilizes in the marketing of its products. Currently, PSL holds the following registered trademarks in the United States: PSL's oil drop logo; "Prolong" and the related design; "Prolong Super Lubricants;" "No Equal in the World" and the related design; "The Ultimate in Protection & Performance" and "SPL100."

ROYALTY AGREEMENTS

     Aside from the royalties currently due to EPL as described above, Prolong has entered into a memorandum agreement with the producer of its Infomercial whereby Prolong has agreed to pay The 2M Group, Inc. 1.5% of gross sales generated from DRTV promotions made via a toll-free telephone number, which utilize the Infomercial video footage. The term of this agreement is dependent upon the life cycle of the Infomercial. During 1997, Prolong expended $174,266 in royalties under this agreement.

     Prolong has also entered into a personal service agreement with Al Unser whereby Prolong has agreed to pay Mr. Unser 1.0% of gross sales resulting from DRTV sales from the Infomercial, with guaranteed annual minimum royalties of $40,000, $50,000 and $60,000 during the first, second and third years of the agreement, respectively, following an initial 120-day test period. Royalties earned are to commence with the first airing of the Infomercial and continue for three years and 120 days, contingent upon (i) the continued airing of the Infomercial after the 120 day test period and; (ii) after each one-year period thereafter. The maximum term of this agreement is until May, 1999. During 1997, Prolong paid Mr. Unser $116,177 under this agreement.

     Further, Prolong has entered into a service and endorsement contract with Al Unser whereby Prolong has agreed to pay royalties on all net retail sales of its products according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. For each of the years included in the arrangement, Prolong must pay a guaranteed minimum amount of $15,000. Earnings maximums under the arrangement are as follows: $100,000 in year 1; $125,000 in year 2; and $150,000 in year 3. Either party has the option to extend the arrangement for an additional 4 years. If the option to extend is exercised by either party, the agreement terminates on October 31, 2003. During 1997, Prolong paid Mr. Unser $134,753 under this agreement.

EMPLOYEES

     As of February 28, 1998, PIC and PSL collectively employ 43 full-time employees, including 4 executive officers, and no part-time employees. None of Prolong's employees are represented by a labor organization and PIC considers the relationships with its employees and those of PSL to be good.

ITEM 2.  PROPERTIES
-------  ----------

     Neither PIC nor its subsidiaries own any real property. At its headquarters, Prolong leases approximately 29,442 square feet of office and warehouse space in a two- story building located at 6 Thomas in Irvine, California. The term of the lease is seven (7) years commencing November 1, 1997 and expiring October 31, 2004. The base rent for this property is $22,081.50 per month, with adjustments in the base rent following the expiration of each twelve (12) month period thereafter. On February 23, 1998 PIC exercised its option to purchase this facility and entered into a related agreement with Huck International, Inc. (a subsidiary of Thiokol Corporation). The transaction is currently pending in escrow. PIC considers its present facilities to be adequate for Prolong's current operations and for those reasonably expected to be conducted during the next twelve months. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     Neither PIC nor PSL is a party to any pending or threatened legal, governmental, administrative or judicial proceedings that Prolong believes will have a material adverse effect upon PIC's or PSL's financial condition or operations. The AFMT patent on which Prolong's products are based, has been the subject of litigation, primarily suits contesting the ownership thereof. In July 1993, the trial court ruled in favor of Prolong's licensor, EPL, awarding EPL damages in excess of $15.5 million, and made findings of fact that the defendants had signed certain key documents which evidenced EPL's ownership of the intellectual property. The defendants appealed the trial court's findings, arguments relating to which were heard in June 1997. In January 1998, the court of appeal affirmed the trial court's decision in favor of EPL. Should any other litigation against EPL result in an adverse ruling precluding PIC's continued use of the AFMT patent under the license agreement, PIC's business, operating results and financial condition would be materially adversely effected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

Price Range of Common Stock

     PIC Common Stock is currently trading on the OTC Bulletin Board under the symbol "PROL." PIC Common Stock resumed trading (after approximately 8 years of dormancy) in January, 1996. High and low bids for each quarter during 1996 and 1997 are as indicated below.


       Quarter Ended:           High Bid   Low Bid
       ----------------         --------   -------

       March 31, 1996             $2.25     $ .38
       June 30, 1996              $4.38     $1.88
       September 30, 1996         $4.63     $3.75
       December 31, 1996          $6.38     $4.25
       March 31, 1997             $6.50     $2.88
       June 30, 1997              $3.19     $1.50
       September 30, 1997         $3.25     $2.25
       December 31, 1997          $2.44     $1.50

       Information during the period has been furnished by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     PIC has authorized 150,000,000 shares of PIC Common Stock, having a par value of $0.001 per share. As of March 19, 1998, the number of holders of record of PIC Common Stock is approximately 479. PIC has not declared any cash dividends since inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. PIC does not have any restrictions on its ability to pay dividends on common equity. In addition to PIC Common Stock, PIC's Board of Directors is authorized to issue up to 50,000,000 shares of Preferred Stock with such rights, preferences and privileges as may be determined by PIC's Board of Directors. No such shares of Preferred Stock have been issued to date.

RECENT SALES OF UNREGISTERED SECURITIES

     The following consists of information relating to unregistered securities sold by the Company during the year ended December 31, 1997.

     1. On January 30, 1997, PIC sold 5,000 shares of PIC Common Stock to one accredited investor for gross proceeds of $12,500.

     2. On March 10, 1997, PIC issued 12,500 shares of PIC Common Stock to Kenneth D. Bernstein pursuant to an Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated May 9, 1996, in exchange for services valued at $12,500.

     3. On March 10, 1997, PIC issued 25,000 shares of PIC Common Stock to Michael A. McGahee pursuant to a Memorandum of Agreement between PSL and 2M Corporation, dated April 24, 1995, as amended March 4, 1996, in exchange for services valued at $6,250.

     4. On August 22, 1997, PIC issued 37,500 shares of PIC Common Stock to Kenneth D. Bernstein pursuant to an Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated May 9, 1996, in exchange for services valued at $37,500.

     5. On August 22, 1997, PIC issued 25,000 shares of PIC Common Stock to one accredited investor in exchange for services valued at $50,000.

     6. On December 22, 1997, PIC issued an aggregate of 80,000 shares of PIC Common Stock to three accredited investors in exchange for services valued at $123,200.

     The foregoing sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. Each of the foregoing purchasers represented that it was an "accredited investor" within the meaning of Rule 501 promulgated under the Securities Act of 1933, as amended. PIC has reason to believe that all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial condition of PIC, and each of the foregoing purchasers represented that it was acquiring the shares for investment and not with a view to the distribution thereof. At the time of issuance, all of the foregoing shares of PIC Common Stock were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the certificates representing such securities bear legends to that effect.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The following selected financial data is qualified by reference to, and should be read in conjunction with the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." The financial data for the years ended December 31, 1994 and 1995, respectively, is derived from the consolidated financial statements of PIC and PSL that have been audited by Corbin & Wertz. The financial data set forth below for the years ended December 31, 1996 and 1997, respectively, is derived from the consolidated financial statements of PIC and PSL that have been audited by Deloitte & Touche, LLP. There is no available financial data concerning PIC's activities in the year ended December 31, 1993 as prior to the Reorganization PIC was inactive during such period within the meaning of Rule 3-11 of Regulation S-X.

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                      1994           1995          1996          1997
                                                                  ------------   ------------   -----------   -----------
Statement of Operations Data
  Net Revenues.................................................   $              $   390,506    $15,813,493   $29,846,795
  Net profit (loss)............................................    (134,285)        (415,740)       721,178     2,132,553
  Net profit (loss) per share:
     Basic.....................................................         N/A(1)   $     (0.02)   $      0.03   $      0.08
     Diluted...................................................         N/A(1)   $     (0.02)   $      0.03   $      0.08
  Weighted average common shares:
     Basic.....................................................         N/A(1)    17,156,501     23,463,620    25,508,035
     Diluted...................................................         N/A(1)    17,156,501     23,463,620    25,690,774
Balance Sheet Data
  Total assets.................................................   $ 139,984      $   730,760    $ 9,023,317   $13,748,650
  Total liabilities............................................      12,452           88,218      1,732,467     4,039,796
  Total stockholders' equity...................................     127,532          642,542      7,290,850     9,708,854
________________________

  (1) Net loss per share and weighted average shares of Common Stock outstanding information for the year ended December 31, 1994 have not been provided as such period preceded PIC's merger with PSL in June 1995 and, therefore, such information would not be meaningful.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------   --------------------------------------------------

CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

      The following discussion and analysis of the Registrant's financial condition and results of operations should be read in conjunction with the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

General

     Since the Reorganization, management of PIC and PSL has concentrated a significant portion of its efforts and resources on the marketing and sale of Prolong's consumer oriented products, principally the Car Care Kit, through direct response television advertising. Management now believes that it has attained a significant level of brand and product identification and Prolong has now begun efforts to expand sales of its consumer lubrication products into retail, commercial and industrial channels.

     The lubricant business is extremely competitive. Prolong's business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace. Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers. In order to establish brand name identity, Prolong has relied primarily on its Infomercial and intends to continue to utilize this means to gain product recognition for purposes of directly increasing sales as well as increasing retail, commercial and industrial and governmental sales resulting from broader public knowledge of its products.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                                          ------------------------------

                                                                       1995             1996              1997
                                                                       ----             ----              ----
Net revenues........................................                  100.0%            100.0%             100.0%
Cost of goods sold..................................                   54.1              29.5               19.2
                                                                     ------             -----              -----
     Gross profit...................................                   45.9              70.5               80.8
Selling and marketing expenses......................                    0.0              52.0               57.8
General and administrative expenses.................                  152.4              12.9               11.8
                                                                     ------             -----              -----
     Operating income...............................                 (106.5)              5.6               11.2
Interest expense....................................                    0.0              (0.3)               0.0
Interest and dividend income........................                    0.4               0.6                0.8
                                                                     ------             -----              -----
     Income before income taxes.....................                 (106.1)              5.9               12.0
Provision for income taxes..........................                    0.4               1.3                4.8
                                                                     ------             -----              -----
     Net income.....................................                 (106.5)              4.6                7.2
                                                                     ======             =====              =====

     Comparison of the Years Ended December 31, 1997 and December 31, 1996

     Net revenues for the year ended December 31, 1997 were $29,846,795 as compared to $15,813,493 for the year ended December 31, 1996, an increase of $14,033,302 or 88.7%. Revenues for 1997 were derived from the following sources: direct response infomercial sales of $14,758,000; retail sales of $11,439,000; industrial sales of $1,739,000; international sales of $1,058,000; and, other sales and revenues of $853,000. Revenues for 1996 were derived from the following sources: direct response infomercial sales of $12,287,000; retail sales of $951,000; industrial and commercial sales of $946,000; and, international sales of $1,629,000.

     Prolong expects that retail and other sales categories will continue to increase as a percentage of total sales relative to direct response infomercial sales as Prolong continues to gain momentum in these other markets following the initiation of the retail sales effort in the fourth quarter of 1996.
Infomercial sales have begun to demonstrate a slight decline in 1997 of return relative to air time expenditures.

     Cost of goods sold for the year ended December 31, 1997 was $5,735,238 as compared to $4,660,926 for the year ended December 31, 1996, an increase of $1,074,312 or 23%. The increase in absolute dollars was attributable to the higher volume of purchases to meet the increasing sales demand. As a percentage of sales, cost of goods sold for the year ended December 31, 1997 was 19.2% as compared to 29.5% for the prior year. This favorable decrease was attributable to increased efficiencies in the outside production processes and volume discounts available in 1997 that were not available in 1996 due to the relatively higher costs associated with start-up levels of production. Management does not anticipate that further significant reductions are likely in the future.

     Selling and marketing expenses were $17,259,469 for the year ended December 31, 1997 as compared to $8,218,450 for the year ended December 31, 1996, an increase of $9,041,019 or 110%. This increase was primarily the result of marketing allowances to retail customers, increased endorsement and sponsorship payments, royalties and commissions as a result of increased sales, promotional activities to promote product awareness and expenditures for print advertising. Selling and marketing expenses as a percentage of sales were 57.8% for 1997 versus 52.0% in 1996. In 1996, selling and marketing expenses consisted primarily of purchases of television air time, royalties and commissions. The 1997 expenditures included air time purchases as well as the full array of other expenditures discussed above. These other expenditures were not included in 1996 as the initiation of retail sales did not occur until the fourth quarter of 1996.

     General and administrative expenses for the year ended December 31, 1997 were $3,523,200 as compared to $2,041,102 for the year ended December 31, 1996, an increase of $1,482,098 or 72.6%. This increase was primarily attributable to salaries for new employees, employee benefits, professional services and other administrative costs required to build the infrastructure necessary to support the increased level of sales. As a percentage of sales, general and administrative expenses were 11.8% in 1997 versus 12.9% in 1996. The administrative infrastructure buildup took place in late 1996 and early 1997 in anticipation of the increase in sales. An extensive administrative increase, relative to sales, is not anticipated in the future.

     For the year ended December 31, 1997, PIC generated interest and dividend income, net of interest expense, of $241,029 as compared to $35,437 for the year ended December 31, 1996. During 1997, PIC maintained an average cash balance of approximately $5.6 million as compared to approximately $2.6 million during 1996. Additionally, in the third quarter of 1997, PIC transferred its cash reserves to higher yielding accounts.

     Net income for the year ended December 31, 1997 was $2,132,553 as compared to $721,178 for the year ended December 31, 1996, an increase of $1,411,375 or 195.7%. This increase was a result of the factors discussed above.

     Comparison of the Years Ended December 31, 1996 and December 31, 1995

     Net revenues for the year ended December 31, 1996 were $15,813,493 as compared to $390,506 for the year ended December 31, 1995, an increase of $15,422,987. Of Prolong's 1996 sales, $12,287,000 were attributable to direct response to the Infomercial which was debuted in January 1996. Additionally, 1996 sales included approximately $1,629,000 of international sales resulting from initial stocking orders to customers and distributors which were shipped in the fourth quarter of 1996. Because of the nature of such orders, PIC does not believe that the level of such sales will be indicative of future international sales levels.

     Cost of goods sold for the year ended December 31, 1996 was $4,660,926 as compared to $211,220 for the year ended December 31, 1995, an increase of $4,449,706. As a percentage of sales, cost of goods sold decreased from 54.1% in 1995 to 29.5% in 1996. This decrease was mainly attributable to the commencement of higher volumes of purchases of raw materials and outside production throughput resulting in lower per unit costs to meet the demands for product generated by the Infomercial. Management expects that the decreases, as a percentage of sales, will begin to level out as maximum purchase and production volumes are reached.

     For the year ended December 31, 1995, PIC had no selling and marketing expenses as it had not yet begun to develop its sales and marketing efforts. During 1996, the majority of selling and marketing expenses related to the purchase of television air time for the Infomercial. Additional selling and marketing costs in 1996 related to royalties and commissions associated with product sales.

     General and administrative expenses for the year ended December 31, 1996 were $2,041,102 as compared to $595,015 for the year ended December 31, 1995, an increase of $1,446,087 or 243%. The increase was primarily attributable to salaries and benefits for new employees, professional services and other administrative costs required to build the infrastructure necessary to support the increased level of sales. As a percentage of sales, general and administrative expenses were 12.9% in 1996 versus 152.4% in 1995. This decrease is the result of the increased sales volume being spread over the administrative base.

     For the year ended December 31, 1996, PIC generated interest and dividend income, net of interest expense, of $35,437 as compared to $1,589 for the year ended December 31, 1995, an increase of $33,848. During 1996, PIC maintained an average cash balance of approximately $2.6 million as compared to a balance of less than $100,000 during 1995.

     Net income for the year ended December 31, 1996 was $721,178 as compared to a net loss of $415,740 for the year ended December 31, 1995. The increase was a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the fiscal year ended December 31, 1996, PIC had not generated sufficient revenues to finance its operations and was able to remain in business primarily with the proceeds from the issuances of its common stock in private placements. Currently, PIC has sufficient revenues to meet its current expenses and does not currently anticipate the need to raise additional capital in the next twelve months. However, PIC believes that it may need to obtain additional financing in the future to fund its anticipated period of growth. As of March 2, 1998, Prolong had commitments for capital equipment acquisitions in the amount of approximately $692,000 to furnish its new facilities and to provide necessary computer and office equipment to its new employees. Prolong anticipates no immediate future need for any material production-related capital expenditures. Prolong expects that all future manufacturing will be sub-contracted out, bypassing the need for any infrastructure investment. However, despite the minimal capital expenditures anticipated in the near future, PIC plans to significantly increase its level of operations, and in particular plans to increase its marketing activities to include additional markets in the United States and abroad.

     Cash and cash equivalents totaled $6,181,000 at December 31, 1997 compared to $5,064,000 at December 31, 1996. Working capital was $9,284,000 at December 31, 1997 as compared to $7,013,000 at December 31, 1996, representing an increase of $2,271,000.

     Operating activities generated $1,320,000 during 1997 as compared to a usage of cash from operations during 1996 of $317,000. This increase of $1,637,000 resulted primarily from higher net income and increases in accounts payable, accrued expenses and income taxes payable which were partially offset by increases in accounts receivable caused by the transition to retail customers, prepaid television time and other prepaid expenses.

     Cash flows used for investing activities totaled $375,000 in 1997. This was comprised of property and equipment acquisitions of $151,000 and employee advances of $224,000.

     Cash flows from financing activities totaled $173,000 in 1997, comprised primarily of collections of common stock subscriptions.

     In July 1997, PSL entered into a $4 million line of credit with Bank of America National Trust and Savings Association ("Bank of America") which is collateralized by PSL's inventories and receivables. This credit line bears interest at either Bank of America's Reference Rate or the LIBOR rate plus 2.25%, at PSL's option, and expires on July 31, 1999. PIC believes that its current level of revenues and cash flow generated from operations, if sustained, in addition to the funds provided from the foregoing credit facility will be sufficient to meet its liquidity needs for fiscal 1998. PIC anticipates that it may seek additional capital in the future to fund its growth. Any additional required financings may not be available on terms satisfactory to PIC, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued SFAS No. 130, Reporting Comprehensive Income, during 1997. SFAS No. 130 requires the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

     Also during 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires the reporting of financial and descriptive information about reportable operating segments, as well as information about major customers. PIC will adopt the provisions of SFAS No. 130 and SFAS No. 131 in the 1998 year-end consolidated financial statements.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  In addition to the information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating PIC and its business.

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by PIC or any other person that the objectives or plans for PIC will be achieved. PIC may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to sell specialty lubricant products; PIC may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the lubricant industry or in PIC's operations or business, and any or all of these factors may affect PIC's ability to continue its current rate of sales growth or may result in lower sales volume than currently experienced. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the ability of PIC to manage its growth effectively, (ii) a significant portion of the Registrant's sales continuing to be direct response sales and (iii) downward pricing pressures due to increasing competition in the specialized lubrication market. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause PIC to alter its marketing, capital expenditure or other budgets, which may in turn affect PIC's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-K.

     Managing Growth

     PIC currently contemplates a period of rapid growth that will place a significant strain on its financial, management and other resources. PIC's ability to manage its growth effectively, should it occur, will require it to continue to improve its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If PIC's executives are unable to manage growth effectively, PIC's business, operating results and financial condition could be adversely affected.

     Need to Raise Capital For Growth

     Although PIC does not have plans to raise additional capital in the next twelve months, PIC does expect that its capital requirements will increase significantly in the future. There can be no assurance that PIC will be successful in meeting such capital requirements on satisfactory terms, if at all. PIC's capital requirements will depend on numerous factors, including the progress of Prolong's product development programs, the rate of growth of Prolong's business, the commercial success of Prolong's products and the availability of cash from other sources, notably, operations. PIC may seek additional funds through debt or equity financing. Issuance of additional equity securities by PIC could result in substantial dilution to its present or future shareholders. If adequate funds are not available on acceptable terms, PIC will be required to delay or scale back Prolong's product development and the manufacture of Prolong's current products. Any inability to fund its capital requirements would have a material adverse effect on PIC's business, operating results and financial condition.

     Historic Reliance on Direct Response Sales

     Approximately 77.7% ($12,287,000) of PIC's revenues in 1996 and 49.4% ($14,758,000) of PIC's revenues in 1997 have been generated from sales to retail customers in response to Prolong's 30 minute direct response television commercial. Prolong's plans for future growth contemplate the expansion of sales to both industrial/commercial and international customers. To date, sales to such customers have constituted only a limited portion of PIC's revenues. Prolong typically consummates sales to both industrial/commercial and the international markets through independent distributors. Prolong anticipates that it will be required to significantly expand its distributor network in order to achieve its planned growth in both of these sectors. There can be no assurance that Prolong will be successful in locating and engaging qualified distributors for its products, either in the United States or abroad, or that it will be successful in increasing its sales in the industrial/commercial and international markets.

     Dependence on Key Management Personnel

     PIC's success depends, in large part, upon the contributions, experience and expertise of its key management personnel. None of PIC's personnel is subject to an employment agreement with PIC. PIC maintains a key-man life insurance policy in the amount of $2,000,000 on the life of Elton Alderman, President of PIC, however, there can be no assurance that PIC's insurance is adequate. In addition, PIC's success will depend upon its ability to attract and retain additional highly qualified management personnel. The loss of the services of any key management personnel or the inability to attract and retain such management personnel could have a material adverse effect on PIC's business, operating results and financial condition.


     Risk of Product Liability

     The nature of Prolong's business exposes it to risk from product liability claims. PIC currently maintains product liability insurance in the amount of $11,000,000 per occurrence and $12,000,000 in the aggregate, per annum. Product liability coverage is becoming increasingly expensive and there can be no assurance that PIC's current coverage will be adequate to cover future product liability claims. PIC does not have any current plans to increase coverages under its product liability insurance but intends to reevaluate such determination from time to time in the future. Any losses that PIC may suffer from future liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of Prolong's products, may have a material adverse effect on PIC's business, financial condition and results of operations.

     Competition

     The market for Prolong's products is highly competitive and is expected to be increasingly competitive in the future. Prolong's principal competitors include other providers of specialized lubrication products, such as First Brands (STP) and Quaker State (Slick 50), both of which market engine oil treatments. Prolong's competitors also include major oil companies such as Shell Oil Company, Castrol, Pennzoil, and other companies who manufacture lubrication products, such as WD40 Corp. Further, Prolong believes that major oil companies not presently offering products that compete directly with those offered by Prolong may enter its markets in the future. Increased competition could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on PIC's business, financial condition and results of operations. In addition, many of Prolong's competitors have significantly greater financial, technical, product development, marketing and other resources and greater market recognition than Prolong. Several of Prolong's competitors also currently have, or may develop or acquire, substantial customer bases in the automotive and other related industries. As a result of these factors, Prolong's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than Prolong. Additionally, other dealers and distributors may offer similar lubrication products at prices below those offered by Prolong, appealing to the price-sensitive segment of the market. While Prolong believes that the prices for its lubrication products are competitive for the level of quality obtained by the customer, Prolong relies on its brand name recognition and reputation for selling quality products supported by strong customer service. There can be no assurance that Prolong will be able to compete successfully against current and future competitors or that competitive pressures faced by Prolong will not materially adversely effect PIC's business, financial condition and results of operations.

     Market Volatility; Regulation as a Penny Stock

     The market prices of PIC Common Stock have been and may continue to be highly volatile. Announcements of new products by Prolong or its competitors, developments concerning or general conditions in the automotive or related industries, or the economy in general, may have a significant adverse effect on PIC's business and on the market price of PIC's securities. Purchases or sales of a substantial number of shares of PIC Common Stock by existing security holders could also have a material adverse effect on the market price of PIC's securities.

     PIC Common Stock is reported on the OTC Bulletin Board. PIC Common Stock is not listed on any exchange or the Nasdaq Stock Market ("Nasdaq"). Because PIC Common Stock is not listed on Nasdaq, it is subject to the regulations regarding trading in penny stocks (i.e. those securities trading for less than $5.00 per share). Such regulations require that broker-dealers affecting transactions in penny stocks (i) prior to the sale of a penny stock by such broker-dealer to a new purchaser, must make an informed determination as to whether the purchaser is suitable to invest in penny stocks, taking into account the purchaser's financial condition and investment experience and objectives, furnishing the purchaser with a written statement setting forth the basis of the suitability finding; (ii) must obtain from the purchaser a written agreement to purchase the security until the purchaser becomes an "established customer;"
(iii) must provide the purchaser with a "risk disclosure document" that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investments, (iv) send a customer of a penny stock security a written account statement including prescribed information relating to the security.

     As a result of the lack of listing of PIC's securities on an exchange or Nasdaq and the rules regarding transactions in penny stocks, the liquidity and salability of PIC's securities may be substantially impaired. There is no assurance that PIC's current market-makers will continue to make a market in PIC's securities, or that any market for PIC's securities will continue. PIC recently submitted an application to Nasdaq to have PIC Common Stock listed on The Nasdaq SmallCap Market. The Nasdaq SmallCap Market has specific listing requirements which PIC must satisfy in order to have PIC Common Stock listed for trading, such as financial thresholds or either net tangible assets, market capitalization or net income, $5 million in market value of public float and a minimum bid price of $4 per share. There can be no assurances that PIC will be able to satisfy the listing requirements which relate to The Nasdaq SmallCap Market or that PIC Common Stock will be accepted for trading by Nasdaq or any other exchange in a timely manner, if at all.

     Costs of Components

     Prolong depends upon its suppliers for the supply of the primary components for its AFMT formula. Such components are subject to significant price volatility beyond the control or influence of Prolong. Prices for the components of the quality sought by Prolong are dependent on the origin, supply and demand at the time of purchase. Prices can be affected by multiple factors in the producing countries, including weather and political and economic conditions. Additionally, petroleum products, which comprise AFMT, have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries ("OPEC"), that have historically attempted to establish price controls on petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide. No assurance can be given that OPEC (or others) will not succeed in raising the price of petroleum components or that, in such event, Prolong will be able or choose to maintain its gross margins by quickly raising its prices without affecting demand. Increases in the prices for the components, whether due to the failure of its suppliers to perform, conditions affecting the component-producing countries, or otherwise, could have a material adverse effect on PIC's business, operating results and financial condition.

     Limited Operating History

     PIC, under its current management, has been an independent operating company only since June 1995. Prior to such time, PIC had become dormant, without significant assets or operations for approximately 8 years. There can be no assurance that PIC will be successful in continuing to expand its operations and access markets so as to continue its growth.

     From the Reorganization through December 1995, PIC generated revenues of approximately $391,000 and incurred operating losses of approximately $416,000. Since such time, PIC has been successful in generating net income from its operations. There can be no assurance that PIC will continue to be successful in generating net income from operations in the future.

     Dependence on Third Party Supply Relationships

     To date, Prolong has been able to obtain adequate supplies of the components required for its AFMT formula from its existing sources to meet its current manufacturing schedule. Prolong does not foresee any shortages of supply in the near future. However, Prolong has recently increased production and plans further increases to meet increases in demand. These increases could eventually place a strain on the production capacity of its existing suppliers. While Prolong is working actively with each of its suppliers to increase production of the components, there can be no assurance that each supplier will be able to increase its production in time to satisfy Prolong's increasing requirements or that alternative suppliers will be able to meet any such deficiency on an ongoing basis. If Prolong is unable to obtain sufficient quantities of the components, or if such components do not meet Prolong's quality standards, delays or reductions in product shipments may result which would have a material adverse effect on PIC's business, financial condition and results of operations.

     Product Concentration

     PIC derives substantially all of its net revenues from sales of Prolong's AFMT-based products, and these products are expected to continue to account for most, if not all, of PIC's net revenue in the foreseeable future. Because of this concentration of revenue in one product line, namely lubricants, a decline in demand for, or in the prices of, Prolong's AFMT-based products as a result of competition, technological advances or otherwise, could have a material adverse effect on PIC's business, financial condition and results of operations.
Prolong has recently expanded its product line and intends to continue such expansion in the future, but there can be no assurance that these new AFMT-based products introduced by Prolong will receive widespread acceptance.

     Risk of Declining Selling Prices

     Prolong may experience declining average sales prices for its products. Specialty lubricant suppliers have come under increasing price pressure from competitors and consumers, which in turn could result in downward pricing pressure on Prolong's products. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers. To offset the potential for declining average sales prices, Prolong believes that in the near term it must achieve manufacturing cost reductions, and in the longer term Prolong must develop new AFMT-based products that can be manufactured at lower cost or sold at higher average sales prices. If, however, Prolong is unable to achieve such cost reductions or product diversification, Prolong's gross margins could decline, and such decline could have a material adverse effect on PIC's business, results of operations and financial condition.

     Dependence on International Sales for Future Growth

     International sales comprised 10.3% and 3.5% of PIC's revenues in 1996 and 1997, respectively, resulting in approximately 34% and 5% of PIC's net income, respectively. Prolong intends to expand its international sales in the future, which will require significant management attention and financial resources. In order to expand worldwide sales, Prolong must establish additional marketing and sales operations, hire additional personnel and recruit additional distributors internationally. To the extent that Prolong is unable to do so effectively, Prolong's growth is likely to be limited and PIC's business, operating results and financial condition could be materially adversely affected. In addition, as Prolong expands its international operations, a portion of the revenues generated from such international sales may be subject to taxation by such jurisdictions at rates higher than those to which Prolong is subject to in the United States. Prolong's worldwide sales are currently denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies would make Prolong's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in Prolong's worldwide business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products in foreign countries, longer accounts receivable payment cycles, difficulties in operations management, potentially adverse tax consequences, including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on Prolong's future international sales and, consequently, PIC's overall business, operating results and financial condition.

     Environmental Compliance

     Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances used in Prolong's manufacturing process and on the facilities leased by Prolong. Prolong has registered its fuel conditioners with the United States Environmental Protection Agency ("EPA"). Such EPA registrations have no term but require Prolong to notify the EPA of any changes in the chemical composition of such conditioners or other information contained in such registration. Prolong is not aware of any additional governmental approvals required for its products nor does Prolong know of any existing or probable governmental regulations which would have any material adverse effect on its current business. Because Prolong does not manufacture or store any significant quantity of its products, direct costs of compliance with environmental laws have been nominal and have had no material effect on its business. Prolong has attempted to minimize its economic risk from violations by its manufacturers or bottlers by qualifying alternate sources of such services. Prolong believes that its activities and those of its contract manufacturers conform to present governmental regulations applicable to each such entities' operations. Additionally, Prolong believes that its current facilities conform to present governmental regulations relating to environmental, land use, public utility utilization and fire code matters.
There can be no assurance that such governmental regulations will not in the future impose additional process requirements upon Prolong or restrict Prolong's ability to expand its operations. The adoption of such measures or any failure by Prolong to comply with the applicable environmental and land use regulations or to restrict the discharge of hazardous substances could subject Prolong to future liability or could cause its operations or those of its contract manufacturers to be curtailed, relocated or suspended.


     Control by Management and Existing Stockholders

     As of March 2, 1998, the present directors, executive officers and principal stockholders of PIC beneficially own, in the aggregate, approximately 42.7% of the outstanding PIC Common Stock. These stockholders, acting together, will have the ability to exert significant influence on the election of PIC's directors and most other stockholders' actions and, as a result, direct PIC's affairs and business. Such concentration may have the effect of delaying or preventing certain actions that can be taken by PIC including, but not limited to, a change in control of PIC.

     Risks Associated With Potential "Year 2000" Problems of Third Parties

     It is possible that the currently installed computer systems, software products or other business systems of PIC's suppliers, manufacturers, distributors or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption (commonly known as the "Year 2000 Problem"). PIC's business systems, including its computer systems, are not subject to the Year 2000 Problem; however, PIC is querying its suppliers, manufacturers, distributors and customers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that PIC will identify all such Year 2000 Problems in the computer systems of its suppliers, manufacturers, distributors or customers in advance of their occurrence or that they will be able to successfully rectify any problems that are discovered. The expenses of PIC's efforts to identify and address such problems, or the expenses or liabilities to which PIC may become subject as a result of such problems, are not expected to have a material adverse effect on PIC's business, operating results and financial condition. In addition, the purchasing patterns of existing and potential customers may be affected by the Year 2000 Problem, which could cause fluctuations in PIC's sales volumes.

     Effects of Preferred Stock on the Rights of Common Stock

PIC's Board of Directors is authorized to issue, without shareholder approval, up to 50,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences that may be superior to those of the PIC Common Stock and that could adversely effect the voting power or other rights of the holders of PIC Common Stock. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of PIC, which may not be in the best interests of certain of its shareholders. PIC has no present plans to issue shares of Preferred Stock. However, there is no assurance that the issuance of Preferred Stock will not have a material adverse effect on the market value of PIC Common Stock in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

       Consolidated balance sheets of PIC as of December 31, 1997 and 1996, respectively, statements of income and cash flows for each of the three years in the period ended December 31, 1997, and the reports of independent auditors thereon are referenced in ITEM 14 herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     PIC's financial statements for the years ended December 31, 1995 and 1994 were audited by Corbin & Wertz, independent accountants. In February 1997, PIC dismissed Corbin & Wertz and engaged Deloitte & Touche, LLP as its independent accountants. The change in PIC's independent accountants was the result of a mutual agreement between PIC and Corbin & Wertz. There were no disagreements with Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during such period, which disagreements, if not resolved to the satisfaction of Corbin & Wertz, would have caused it to make a reference to the subject matter of the disagreements in connection with its records. The report of Corbin & Wertz on PIC's financial statements for the years ended December 31, 1995 and 1994 contained an explanatory paragraph regarding PIC's ability to continue as a going concern.

     The decision to engage Deloitte & Touche, LLP was approved by the Board of Directors of PIC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

       There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the
              ---------------------       ------------------------------------
Securities Exchange Act of 1934" from the Registrant's definitive proxy
-------------------------------
statement for the 1998 Annual Meeting of the Stockholders to be filed with the Commission within 120 days of December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

       There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Registrant's definitive proxy
         ----------------------
statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

       There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management"
             --------------------------------------------------------------
from the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

       There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" and "Certain Transactions" from the
              ----------------------       --------------------
Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(A)  The following documents are filed as part of this report:

     (1)    Financial Statements

            Consolidated Financial Statements for the Years Ended December 31, 1997, 1996 and 1995 with Notes and Independent Auditors' Reports

     (2)    Financial Statement Schedules

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)    Exhibits

            The exhibits set forth below are filed as part of this Annual Report on Form 10-K:

          2.1        Exchange Agreement between Stockholders of PSL and the
                     Registrant. *
          2.2        Agreement and Plan of Reorganization, dated as of February 5,
                     1998, by and among the Registrant and EPL Pro-Long, Inc.,
                     including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement,
                     (iii) Form of Confidentiality Agreement, (iv) Form of Transfer
                     Restriction, (v) Form of Amendment to Exclusive License
                     Agreement, and (vi) Form of Cancellation Agreement.
          3.1        Amended and Restated Articles of Incorporation of the
                     Registrant. *
          3.2        Bylaws of the Registrant. *
          4.1        Specimen Certificate of Registrant's Common Stock. *
          10.1       Form of Indemnification Agreement for Executive Officers and
                     Directors. *
          10.2       Exclusive License Agreement between PSL and EPL Pro-Long, Inc.,
                     d.b.a. Prolong International, dated November 10, 1993. *
          10.3       Memorandum of Agreement between PSL and 2M Corporation, dated
                     April 24, 1995; Amendment dated March 4, 1996. *
          10.4       Agreement between PSL and Al Unser, dated July 28, 1995. *
          10.5       Service Agreement between PSL and Tylie Jones & Associates,
                     Inc., dated October 24, 1995. *
          10.6       Telemarketing Agreement between PSL and West Telemarketing
                     Corporation, dated October 24, 1995. *
          10.7       Service and Endorsement Contract between PSL and Al Unser, dated
                     April 29, 1996. *
          10.8       Associate Sponsorship Agreement between PSL, King Entertainment,
                     Inc. and Kenneth D. Bernstein, dated May 9, 1996. *
          10.9       Sponsorship Agreement between PSL, Pikes Peak Auto Hill Climb
                     Educational Museum, Inc. and Barnes Dyer Marketing, Inc., dated
                     February 21, 1997. *
          10.10      Major Associate Sponsorship Agreement between PSL, Norris
                     Racing, Inc. and Barnes Dyer Marketing, Inc., dated December 15,
                     1996. *
          10.12      The Registrant's 1997 Stock Incentive Plan and form of Stock
                     Option Agreement. *
          10.13      The Registrant's Revolving Credit Agreement with Bank of
                     America National Trust and Savings Association, dated July 14,
                     1997. *
          10.14      Standard Industrial/Commercial Single-Tenant Lease  Net between
                     Thiokol Corporation and PSL for the property located at 6 Thomas,
                     Irvine, California, dated September 22, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's
                     Quarterly Report on Form 10-Q filed November 14, 1997).
          10.15      Sponsorship Letter of Intent between PSL and Joe Nemechek dba
                     Nemco Motorsports, dated February 13, 1997. **


          10.16     Sponsorship Agreement between PSL and Sabco Racing, Inc., dated
                    December 19, 1997.**
          10.17     Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998.
          10.18     Sponsorship Agreement between PSL and Commonwealth Service &
                    Supply Corp. T/A Jim Yates Racing, dated November 22, 1997;
                    Addendum dated December 17, 1997.**
          10.19     Service and Endorsement Contract between PSL and Smokey Yunick, dated November 1, 1996.**
          16.1      Letter from Corbin & Wertz acknowledging the change in the
                    Registrant's certifying accountant. *
          21.1      Subsidiaries of the Registrant. *
          23.1      Consent of Corbin & Wertz, with respect to the financial
                    statements of the Registrant.
          23.2      Consent of Deloitte & Touche, LLP, with respect to the financial statements of the Registrant.
          24.1      Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).
          27.1      Financial Data Schedule.

          --------------------------
          * Incorporated by reference to the same numbered Exhibit in the Registrant's Registration Statement on Form 10 filed on July 3, 1997.

          ** The Registrant has sought confidential treatment pursuant to Rule 24b-2 for a portion of the referenced exhibit.

(b)  Reports on Form 8-K.

          The Registrant filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROLONG INTERNATIONAL CORPORATION



                              By: /s/ Elton Alderman
                                  --------------------------------------
                                  Elton Alderman,
                                  President, Chief Executive Officer and
                                  Chairman of the Board
                                  (Principal Executive Officer)


                              By: /s/ Nicolas M. Rosier
                                  --------------------------------------
                                  Nicholas M. Rosier,
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of Prolong International Corporation. do hereby constitute and appoint Elton Alderman and Nicholas M. Rosier, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                   Signature                                        Title                              Date
                   ---------                                        -----                              ----

/s/ Elton Alderman                                 President, Chief Executive Officer and    March 23, 1998
-------------------------------------              Chairman of the Board
Elton Alderman                                     (Principal Executive Officer)

/s/ Thomas C. Billstein                            Vice President, Secretary and Director    March 23, 1998
-------------------------------------
Thomas C. Billstein

/s/ Tom T. Kubota                                  Vice President, Investor Relations and    March 23, 1998
-------------------------------------              Director
Tom T. Kubota

/s/ Nicholas M. Rosier                             Chief Financial Officer                   March 23, 1998
-------------------------------------              (Principal Financial Officer)
Nicholas M. Rosier

/s/ Melanie A. McCaffery                           Director                                  March 23, 1998
-------------------------------------
Melanie A. McCaffery

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Prolong International Corporation:

We have audited the accompanying consolidated balance sheets of Prolong International Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                              DELOITTE & TOUCHE LLP
Costa Mesa, California
March 4, 1998

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 AND
INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Prolong International Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Prolong International Corporation and subsidiary for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Prolong International Corporation and subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                               /s/ Corbin & Wertz

                                                 CORBIN & WERTZ

Irvine, California
February 23, 1996

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                 1997              1996
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                     $ 6,180,983        $5,063,585
Accounts receivable, net of allowance for doubtful accounts
  of $242,724 and $94,282 in 1997 and 1996, respectively                        3,880,571         1,361,878
Subscriptions receivable                                                                            189,500
Inventories                                                                     1,300,691         1,534,938
Prepaid expenses                                                                  711,242           180,609
Prepaid television time                                                         1,022,144           367,161
Advances to employees                                                             227,896             3,675
Deferred tax asset                                                                                   44,289
                                                                              -----------        ----------
    Total current assets                                                       13,323,527         8,745,635

PROPERTY AND EQUIPMENT, net                                                       219,683           117,758

OTHER ASSETS                                                                       82,724           115,462

DEPOSITS                                                                          122,716            44,462
                                                                              -----------        ----------
TOTAL ASSETS                                                                  $13,748,650        $9,023,317
                                                                              ===========        ==========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                1997               1996
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $ 1,074,098        $  748,870
Accrued expenses                                                               1,663,321           703,222
Income taxes payable                                                           1,278,684           251,563
Deferred income taxes                                                             23,693
Other current liabilities                                                                           28,812
                                                                             -----------        ----------
    Total current liabilities                                                  4,039,796         1,732,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
  25,464,500 and 25,453,700 shares issued and outstanding in 1997
  and 1996, respectively                                                          25,465            25,454
Common stock subscribed                                                                                156
Additional paid-in capital                                                     7,393,451         7,767,855
Retained earnings                                                              2,289,938           157,385
Note receivable issued for common stock                                                           (660,000)
                                                                             -----------        ----------
    Total stockholders' equity                                                 9,708,854         7,290,850
                                                                             -----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $13,748,650        $9,023,317
                                                                             ===========        ==========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                             1997                1996                 1995
NET REVENUES                                              $29,846,795         $15,813,493          $   390,506

COST OF GOODS SOLD                                          5,735,238           4,660,926              211,220
                                                          -----------         -----------          -----------
GROSS PROFIT                                               24,111,557          11,152,567              179,286

OPERATING EXPENSES:
Selling expenses                                           17,259,469           8,218,450
General and administrative expenses                         3,523,200           2,041,102              595,015
                                                          -----------         -----------          -----------
  Total operating expenses                                 20,782,669          10,259,552              595,015
                                                          -----------         -----------          -----------
OPERATING INCOME (LOSS)                                     3,328,888             893,015             (415,729)

OTHER INCOME (EXPENSE), net:
Interest expense                                               (8,185)            (51,666)
Interest income                                               249,214              15,224                1,589
Dividend income                                                                    71,879
                                                          -----------         -----------          -----------
  Total other income, net                                     241,029              35,437                1,589
                                                          -----------         -----------          -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                          3,569,917             928,452             (414,140)

PROVISION FOR INCOME TAXES                                  1,437,364             207,274                1,600
                                                          -----------         -----------          -----------
NET INCOME (LOSS)                                         $ 2,132,553         $   721,178          $  (415,740)
                                                          ===========         ===========          ===========
NET INCOME (LOSS) PER SHARE:
Basic                                                           $0.08               $0.03               $(0.02)
                                                          ===========         ===========          ===========
Diluted                                                         $0.08               $0.03               $(0.02)
                                                          ===========         ===========          ===========
WEIGHTED AVERAGE COMMON SHARES:
Basic                                                      25,508,035          23,463,620           17,156,501
                                                          ===========         ===========          ===========
Diluted                                                    25,690,774          23,463,620           17,156,501
                                                          ===========         ===========          ===========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                                        COMMON STOCK
                                                                           COMMON STOCK                  SUBSCRIBED
                                                                    -----------------------------------------------------
                                                                       SHARES       AMOUNT           SHARES       AMOUNT
BALANCES, December 31, 1994                                             500,000     $   500        13,767,500    $ 13,768

Shares issued for cash, net of costs of $48,000                       1,700,000       1,700
Shares issued for common stock subscribed                            13,767,500      13,768       (13,767,500)    (13,768)
Issuance of shares to effect reverse acquisition                        789,535         789
Shares issued for cash, net of costs of $33,000                       1,980,000       1,980
Shares subscribed for receivable, net of costs
  of $8,000                                                                                           320,000         320
Shares issued for services                                              445,000         445
Contributed services
Net loss
                                                                     ----------     -------       -----------    --------
BALANCES, December 31, 1995                                          19,182,035      19,182           320,000         320

Shares issued for cash                                                4,891,665       4,892
Shares issued for services                                              730,000         730
Issuance of shares previously subscribed                                320,000         320          (320,000)       (320)
Shares subscribed                                                                                     155,800         156
Shares issued in exchange for a note receivable                         330,000         330
Net income
                                                                     ----------     -------       -----------    --------
BALANCES, December 31, 1996                                          25,453,700      25,454           155,800         156

Shares issued for cash                                                    5,000           5
Shares issued for services                                              180,000         180
Issuance of shares previously subscribed                                155,800         156          (155,800)       (156)
Cancellation of shares previously issued                               (330,000)       (330)
Charge to bring options to fair value
Net income
                                                                     ----------     -------       -----------    --------
BALANCES, December 31, 1997                                          25,464,500     $25,465                --    $     --
                                                                     ==========     =======       ===========    ========


                                                                                (ACCUMULATED
                                                                  ADDITIONAL      DEFICIT)                       TOTAL
                                                                   PAID-IN        RETAINED        NOTE       STOCKHOLDERS'
                                                                   CAPITAL        EARNINGS     RECEIVABLE        EQUITY

BALANCES, December 31, 1994                                       $  261,317     $ (148,053)   $       --       $  127,532

Shares issued for cash, net of costs of $48,000                      325,300                                       327,000
Shares issued for common stock subscribed
Issuance of shares to effect reverse acquisition                        (789)
Shares issued for cash, net of costs of $33,000                      394,520                                       396,500
Shares subscribed for receivable, net of costs
  of $8,000                                                           71,680                                        72,000
Shares issued for services                                           110,805                                       111,250
Contributed services                                                  24,000                                        24,000
Net loss                                                                           (415,740)                      (415,740)
                                                                  -----------   -----------    ----------       ----------
BALANCES, December 31, 1995                                        1,186,833       (563,793)                       642,542

Shares issued for cash                                             5,317,738                                     5,322,630
Shares issued for services                                           394,270                                       395,000
Issuance of shares previously subscribed
Shares subscribed                                                    209,344                                       209,500
Shares issued in exchange for a note receivable                      659,670                     (660,000)
Net income                                                                          721,178                        721,178
                                                                  -----------   -----------    ----------       ----------
BALANCES, December 31, 1996                                        7,767,855        157,385      (660,000)       7,290,850

Shares issued for cash                                                12,495                                        12,500
Shares issued for services                                           229,270                                       229,450
Issuance of shares previously subscribed
Cancellation of shares previously issued                            (659,670)                     660,000
Charge to bring options to fair value                                 43,501                                        43,501
Net income                                                                        2,132,553                      2,132,553
                                                                  -----------   -----------    ----------       ----------
BALANCES, December 31, 1997                                       $7,393,451     $2,289,938    $       --       $9,708,854
                                                                  ==========    ===========    ==========       ==========

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                  1997                 1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ 2,132,553         $   721,178         $(415,740)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                    82,172              42,874            23,116
  Provision for doubtful accounts                                 148,442              89,504             4,778
  Expense recorded upon subscription of shares                                                          111,250
  Contributed services                                                                                   24,000
  Deferred taxes                                                   67,982             (44,289)
  Reserve for obsolescence                                        100,000              (2,432)
  Common stock issued in exchange for services                    229,450             395,000
  Compensation costs related to options                            43,501
  Changes in assets and liabilities:
    Accounts receivable                                        (2,667,135)         (1,418,855)          (30,064)
    Inventories                                                   134,247          (1,486,298)          (46,208)
    Prepaid expenses                                             (530,633)            162,669          (328,702)
    Prepaid television time                                      (654,983)           (367,161)
    Deposits                                                      (78,254)            (25,000)
    Accounts payable                                              325,228             673,252            66,375
    Accrued expenses                                              960,099             692,222
    Income taxes payable                                        1,027,121             249,963
    Other liabilities                                                                                     1,391
                                                              -----------         -----------         ---------
      Net cash provided by (used in) operating
       activities                                               1,319,790            (317,373)         (589,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (151,359)            (97,489)
Increase in other assets                                                              (57,500)          (19,053)
Employee advances                                                (224,221)             (3,313)
                                                              -----------         -----------         ---------
      Net cash used in investing activities                      (375,580)           (158,302)          (19,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other current liabilities                             (28,812)             (5,466)
Proceeds from issuance of common stock                             12,500           5,322,630           723,500
Proceeds from subscriptions receivable                            189,500             100,000
                                                              -----------         -----------         ---------
      Net cash provided by financing activities                   173,188           5,417,164           723,500
                                                              -----------         -----------         ---------

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

                                                                  1997             1996              1995
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                  $1,117,398        $4,941,489         $114,643

CASH AND CASH EQUIVALENTS,
  beginning of year                                             5,063,585           122,096            7,453
                                                               ----------        ----------         --------
CASH AND CASH EQUIVALENTS, end of year                         $6,180,983        $5,063,585         $122,096
                                                               ==========        ==========         ========
SUPPLEMENTAL DISCLOSURES -
  Cash paid during the year for:
    Income taxes                                               $  366,000        $      800         $    --
                                                               ==========        ==========         =======
    Interest                                                   $    8,186        $   51,666         $    --
                                                               ==========        ==========        ========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1997, the Company completed the following transactions:
 Issued 180,000 shares of common stock in exchange for services valued at
  $229,450.
 Issued 155,800 shares of common stock previously committed.
 Canceled 330,000 previously issued shares of common stock and a related note receivavle of $660,000.
 Recorded $43,501 to additional paid-in capital to bring options to fair value.

During 1996, the Company completed the following transactions:
 Issued 730,000 shares of common stock in exchange for services valued at
  $395,000.
 Issued 320,000 shares of common stock previously committed.
 Issued 330,000 shares of common stock in exchange for a note receivable of
  $660,000.
 Issued subscriptions receivable of $209,500 in exchange for 155,800 shares of common stock subscribed.
 Purchased automotive equipment for $34,278 in exchange for a note payable.

During 1995, the Company completed the following transactions:
 Issued 13,767,500 shares of common stock previously subscribed.
 Issued subscriptions receivable of $80,000 net of costs of $8,000, in exchange for 320,000 shares of common stock subscribed.
 Issued 445,000 shares of common stock in exchange for services valued at
  $111,250.
 Recorded compensation expense and contributed capital of $24,000 for services provided by two key employees.

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.  BUSINESS

    Prolong International Corporation (PIC) is a Nevada corporation organized on August 24, 1981 as Giguere Industries Incorporated (Giguere). PIC remained dormant from 1987 to June 21, 1995, when, pursuant to a stockholders' action, it acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc., a Nevada corporation (PSL), then changed its name to Prolong International Corporation. The transaction was treated as a reverse acquisition and was accounted for under the purchase method of accounting; however, there were no material assets acquired or liabilities assumed. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC.

    PIC, through PSL, is engaged in the manufacture, sale and worldwide distribution (under license - Notes 5, 11 and 13) of a patented complete line of high-performance lubricants.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The accompanying consolidated financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL and Prolong Foreign Sales Corporation (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation.

    Cash and Cash Equivalents - Cash and cash equivalents consist of all highly-liquid, short-term investments with an original maturity of three months or less.

    Accounts Receivable - The Company reviews a potential customer's credit history before extending credit and generally does not require collateral. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

    Inventories - Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market.

    Prepaid Expenses - Prepaid expenses includes $280,337 in advance promotions paid to an entity controlled by officers of the Company. Amounts are expensed when promotional activities occur.

    Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. Amounts expensed in 1997, 1996 and 1995 were $0, $223,748 and $0, respectively.

    Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 1997, 1996 and 1995, the total amounts expensed for television time were $7,095,400, $5,227,091 and $0, respectively. As of December 31, 1997 and 1996, prepaid television time was $1,022,144 and $367,161, respectively.

    Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

         Computer equipment                                    3 years
         Office equipment                                      5 years
         Furniture and fixtures                                7 years
         Automotive equipment                                  5 years
         Exhibit equipment                                     3 years

    When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. Renewals and betterments which extend the life of an existing asset are capitalized while normal repairs and maintenance costs are expensed as incurred.

    Other Assets - Other assets are comprised of licensed technology and trademarks, which are being amortized over five years.

    Fair Value of Financial Instruments - Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1997 and 1996, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, subscriptions receivable, notes receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

    Accounting For Income Taxes - The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Revenue Recognition - Revenue is recognized as products are shipped.

    Revenue is also recognized under an arrangement whereby customers responding to television infomercials agree to an upsell. For the year ended December 31, 1997, revenues under this arrangement were $593,388. There was no such revenue for the years ended December 31, 1996 and 1995.

    Net Income (Loss) Per Share - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method.

    For the year ended December 31, 1997, the diluted weighted average common shares outstanding included 182,739 of dilutive options. There were no dilutive securities for the years ended December 31, 1996 and 1995.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. The Company adopted certain required provisions of this standard for nonemployee transactions during fiscal 1996. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and income per share as if the Company had adopted SFAS No. 123. The Company will continue to account for employee stock-based compensation under APB Opinion No. 25.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

3.  INVENTORIES

    Inventories at December 31, 1997 and 1996 consist of the following:

                                                 1997              1996

Raw materials                                  $  415,073        $  416,223
Finished goods                                    744,595         1,044,776
Promotional items                                 141,023            73,939
                                               ----------        ----------
                                               $1,300,691        $1,534,938
                                               ==========        ==========


4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                               1997             1996

Computer equipment                               $135,164         $ 60,823
Office equipment                                   24,319           16,669
Furniture and fixtures                             11,649           11,649
Automotive equipment                               35,925           42,626
Exhibit equipment                                  19,813
                                               ----------        -----------
                                                  226,870          131,767
Less accumulated depreciation                     (63,443)         (14,009)
                                               ----------        -----------
                                                  163,427          117,758
Building improvements in progress                  56,256
                                               ----------        -----------
                                                 $219,683         $117,758
                                               ==========        ==========


5.  LICENSE AGREEMENT

    The Company entered into a license agreement which requires the Company to pay royalties of 3.5% of sales (as defined) of the Company's products that utilize certain proprietary technology, trademarks and copyrights. The royalty expense under this arrangement for the years ended December 31, 1997, 1996 and 1995 approximated $1,023,869, $553,900 and $0, respectively.
    The agreement also called for an initial one-time license fee of $106,190, which the Company capitalized and is amortizing over

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    a five-year period. The Company amortized $21,238, $21,238 and $21,240 for the years ended December 31, 1997, 1996 and 1995, respectively, resulting in accumulated amortization balances of $63,716 and $42,478 as of December 31, 1997 and 1996, respectively. The agreement shall remain in effect as long as the Company has not committed any breach of the terms and provisions of the agreement (Note 13).


6.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                             1997             1996

Accrued royalties payable                                 $  630,113        $354,889
Sales taxes payable                                            8,406          93,727
Payroll and payroll taxes payable                            567,341         235,430
Accrued commissions payable                                  212,338          19,176
Other                                                        245,123
                                                          ----------

                                                          $1,663,321        $703,222
                                                          ==========        ========

7.  LINE OF CREDIT

    In July 1997, the Company entered into a $4,000,000 line of credit arrangement with a bank. Such line is collateralized by receivables and inventories. Borrowings against the line bear interest at either the bank's reference rate or the LIBOR rate plus 2.25%, at the Company's option. The line expires on July 31, 1999, unless renewed, and is subject to an unused commitment fee of .25% per year of the unused balance. The line contains certain financial covenants including a minimum quick ratio and tangible net worth. As of December 31, 1997, there were no borrowings outstanding under this line.

8.  STOCKHOLDERS' EQUITY

    On June 21, 1995, PIC issued 15,967,500 shares of its common stock in exchange for 100% of the common stock of PSL. In addition to these shares, the existing stockholders of PIC at that date held 789,535 shares of common stock.

    During fiscal 1996, the Company issued 4,891,665 shares of restricted unregistered common stock in exchange for $5,322,630, at prices ranging from $.25 to $2.70 per share.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    The Company issued 730,000 shares of restricted unregistered common stock for services performed by outside consultants during the year ended December 31, 1996. Consulting expense was recorded at share prices ranging from $.25 to $2.00 per share and is included in selling and general and administrative expenses.

    During 1996, the Company issued 320,000 shares of restricted unregistered common stock which had been subscribed for $80,000 in fiscal 1995. The $80,000 was collected in the first quarter of 1996.

    In September 1996, the Company entered into an agreement whereby it issued 330,000 shares of restricted unregistered common stock in exchange for a note receivable of $660,000. In September 1997, the common stock was surrendered to the Company in exchange for the cancelation of the note.

    In 1996, the Company received subscriptions receivable aggregating $209,500 for the sale of 155,800 shares of restricted unregistered common stock. Subscriptions of $20,000 were collected in fiscal 1996, with the balance of $189,500 being collected in the first quarter of 1997. During 1997, the Company issued these 155,800 shares of restricted unregistered common stock.

    In January 1997, the Company issued 5,000 shares of restricted unregistered common stock in exchange for cash of $12,500 or $2.50 per share.

    During 1997, the Company issued 180,000 shares of restricted unregistered common stock for services performed by outside consultants. Consulting expense was recorded at share prices ranging from $1.00 to $2.00 per share. The charge is recorded as a component of selling, general and administrative expenses.

9.  STOCK OPTIONS

    Effective June 4, 1997, the Company adopted the Prolong International Corporation 1997 Stock Incentive Plan (the Plan). Under the Plan, the Company may grant nonqualified or incentive stock options for the benefit of qualified employees, officers, directors, and consultants and other service providers. A total of 2,500,000 shares of the Company's common stock may be issued under the Plan. The term of the option is fixed by the administrator of the Plan, but no option may be exercisable more than 10 years after the date of grant.

    In October 1996, the Company granted an option to an employee to purchase 30,000 shares of the common stock of the Company at an exercise price of $5.38 per share, which represented the market value at the date of grant. This option was canceled in 1997 and reissued under the Plan.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Stock option activity is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                          SHARES          EXERCISE
                                                           UNDER           PRICE
                                                          OPTION         PER SHARE
OUTSTANDING, December 31, 1995                              -             $   -
  Granted                                                    30,000         $ 5.38
                                                          ---------
OUTSTANDING, December 31, 1996                               30,000         $ 5.38
  Granted                                                 1,358,688         $ 2.10
  Canceled                                                  (33,310)        $(5.04)
                                                          ---------
OUTSTANDING, December 31, 1997                            1,355,378         $ 2.10
                                                          =========

    All but 30,000 of the outstanding options at December 31, 1997 vest over a five-year period. The remaining 30,000 vest in one year. During 1997, the Company issued 256,500 options with a fair value of $582,434 to outside consultants. During 1997, the Company recorded $43,501 in compensation costs related to the partial vesting of these options.

    As of December 31, 1997 and 1996, no options were exercisable.

    The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options. Had compensation cost for the stock option been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been the pro forma amounts indicated below:

                                                   1997             1996

Net income, as reported                          $2,132,553         $721,178
Net income, pro forma                            $1,888,150         $657,630
Pro forma earnings per share:
  Basic                                          $     0.07         $   0.03
  Diluted                                        $     0.07         $   0.03

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 113% to 148%, risk-free interest rate of 6.9% and an expected life of 7 1/2 years.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

10. INCOME TAXES

    The provision for income taxes consists of the following for the years ended December 31, 1997, 1996 and 1995:

                                            1997              1996           1995
Current:
  Federal                                   $1,063,979        $178,816    $     -
  State                                        301,725          72,747          1,600
  Foreign                                        3,678
                                            ----------        --------         ------
                                             1,369,382         251,563          1,600
Deferred:
  Federal                                       52,462         (34,027)
  State                                         15,520         (10,262)
                                            ----------        --------         ------
                                                67,982         (44,289)
                                            ----------        --------         ------
                                            $1,437,364        $207,274         $1,600
                                            ==========        ========         ======

    The provision for income taxes differs from the amount that would result from applying the federal statutory rate, as follows:

                                                     1997              1996             1995
Federal statutory income tax rate                  $1,213,772       $ 315,674         $(140,808)
State income taxes, net of federal benefit            209,381          41,241             1,600
Change in valuation allowance                                        (112,900)           94,808
Other                                                  14,211         (36,741)           46,000
                                                   ----------       ---------         ---------
                                                   $1,437,364       $ 207,274         $   1,600
                                                   ==========       =========         =========

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 1997 and 1996:

                                                   1997             1996
Deferred tax liabilities:
  Prepaid television time                        $(437,886)   $     -
  State taxes                                                       (3,489)

Deferred tax assets:
  Accrued vacation                                  22,374           1,325
  Allowance for doubtful accounts                  103,983          40,824
  Inventory reserve                                 52,322           5,629
  Accrued expenses                                 233,725
  Other                                              1,789
                                                 ---------         -------
                                                 $ (23,693)        $44,289
                                                 =========         =======

11. COMMITMENTS AND CONTINGENCIES

    Leases - The Company leased its office facilities, located in three adjacent buildings, under month-to-month operating leases during 1997, 1996 and 1995. Additionally, it leases some office equipment under operating leases. In October 1997, the Company executed a seven-year lease agreement for building and warehouse space of approximately 29,000 square feet located in Irvine, California. The lease agreement calls for monthly lease payments of $22,081, subject to a 4% annual increase, commencing on November 1, 1997. For the months of December 1997 through April 1998, there is no requirement for lease payments, with the lease payments then commencing again in May 1998. The Company recorded an imputed interest expense for one month in the 1997 income statement. The lease also carries an option to purchase the land and building on or before April 30, 1998. Qualified tenant improvements of $100,000 will be paid by the lessor.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Future minimum rental commitments under noncancelable operating leases are as follows:

      Year ending December 31:
        1998                                                                 $  200,443
        1999                                                                    299,149
        2000                                                                    307,547
        2001                                                                    315,248
        2002                                                                    320,932
        Thereafter                                                              597,542
                                                                             ----------
                                                                             $2,040,861
                                                                             ==========

    Lease expense was approximately $137,500, $61,900 and $67,500 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Guarantee - The Company is a guarantor on a note wherein a stockholder of the Company is the lender and the company from which the technology is licensed (Note 5) is the promisor. The maximum guarantee is $36,000.

    Royalties - The Company is obligated to pay royalties to the producer of a one-half hour, direct-response television commercial (infomercial) at the rate of 1.5% of gross sales (as defined) generated from direct-response television sales made via an 800 telephone number which utilizes the infomercial video footage. For the years ended December 31, 1997, 1996 and 1995, the Company expensed approximately $174,266, $151,400 and $87,084, respectively, under this arrangement.

    In connection with this infomercial, the Company is obligated to pay royalties to another individual at the rate of 1% of gross sales resulting from direct-response sales from the infomercial. The agreement has a term of three years beginning in January 1996. Guaranteed minimum payments are:
    $40,000 in 1996; $50,000 in 1997; and $60,000 in 1998.  The Company expensed approximately $116,177 and $100,900 under this arrangement for the years ended December 31, 1997 and 1996, respectively.

    The Company has an arrangement with an individual whereby it has agreed to pay royalties on all net retail sales according to the following rates:
    1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. For each of the years included in the arrangement, the Company must pay a guaranteed minimum amount of $15,000. Earnings maximums under this arrangement are: $100,000 in year one, $125,000 in year two and $150,000 in year three. Either party has the option to extend this arrangement for an additional four years. For the years ended December 31, 1997 and 1996, the Company expensed approximately $134,753 and $7,800, respectively, under this arrangement.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The remaining terms for individual agreements range from one to three years. The Company is committed to aggregate future payments under these agreements as follows:

          Year ending December 31:
          1998                                               $1,874,000
          1999                                                1,170,000
          2000                                                  600,000
                                                             ----------
                                                             $3,644,000
                                                             ==========

    Endorsement and sponsorship expense charged to operations related to these agreements was approximately $956,000, $87,500 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Litigation - The Company is subject to certain litigation which arises in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

    The FASB issued SFAS No. 130, Reporting Comprehensive Income, during 1997. SFAS No. 130 requires the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

    Also during 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires the reporting of financial and descriptive information about reportable operating segments, as well as information about major customers. The Company will adopt the provisions of SFAS No. 130 and SFAS No. 131 in the 1998 year-end consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

13. SUBSEQUENT EVENTS

    On February 5, 1998, the Company entered into a definitive agreement to purchase the assets of EPL-ProLong, Inc. (EPL), which includes the patents for lubrication technology currently under license to the Company, for 2,993,035 shares of the Company's common stock and the assumption of certain liabilities. The close of this transaction is pending review by state and federal securities regulators and a majority approval by EPL stockholders. The transaction, if consummated, will be accounted for under the purchase method. Pro forma information as if the transaction had occurred on January 1, 1997 is as follows:

                                                       BEFORE             AFTER
                                                    TRANSACTION        TRANSACTION
          Net revenues                               $29,846,795        $29,846,795
          Net income                                   2,132,553          2,532,827
          Net income per common share:
            Basic                                    $      0.08        $      0.09
            Diluted                                  $      0.08        $      0.09

                       PROLONG INTERNATIONAL CORPORATION

                                   FORM 10-K

                                 Exhibit Index
                                 -------------

                                                                                                 Sequential
                                                                                                 Page Number
                                                                                                 -----------
2.2      Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality
         Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality
         to Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment
         Exclusive License Agreement, and (vi) Form of Cancellation Agreement.                          50
10.15    Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco
         Motorsports, dated February 13, 1997. **                                                      131
10.16    Sponsorship Agreement between PSL and Sabco Racing, Inc., dated
         December 19, 1997. **                                                                         132
10.17    Purchase and Sale Agreement between Huck International, Inc.
         (a subsidiary of Thiokol Corporation) and PSL for the property located at
         6 Thomas, Irvine, California, dated February 23, 1998.                                        137
10.18    Sponsorship Agreement between PSL and Commonwealth Service & Supply
         Corp. T/A Jim Yates Racing, dated November 22, 1997; Addendum dated
         December 17, 1997. **                                                                         169
10.19    Service and Endorsement Contract between PSL and Smokey Yunick,
         dated November 1, 1996. **                                                                    172
23.1     Consent of Corbin & Wertz                                                                     181
23.2     Consent of Deloitte & Touche, LLP                                                             182
24.1     Power of Attorney (Incorporated by Reference)                                                  26
27.1     Financial Data Schedule (Article 5 of Regulation S-X)                                         183

-------------------------------------
** The Registrant has sought confidential treatment pursuant to Rule 24b-2 for a portion of the referenced exhibit.