Form 10-Q
period 1998-03-31
PROLONG INTERNATIONAL CORP
filed 1998-05-04
CIK 1016965

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________________to______________________


                       Commission File No  0-22803
                                           -------



                       PROLONG INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

         Nevada                            6 Thomas                             74-2234246
(State or other jurisdiction           Irvine, CA  92618              (IRS Employer Identification No.)
    of incorporation or         (Address of principal executive
      organization)                   offices) (Zip Code)

                                (949) 587-2700
                        (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1)  Yes [X]  No [_]

                             (2)  Yes [X]  No [_]


There were 25,464,500 shares of the registrant's common stock ($0.001 par
           ----------
value) outstanding as of May 1, 1998.


                              Page 1 of 13 pages
                Exhibit Index on Sequentially Numbered Page 11

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART 1    FINANCIAL INFORMATION                                                        Page

Item 1:   Financial Information

          Consolidated Condensed Balance Sheets -
          March 31, 1998 and December 31, 1997........................................   3

          Consolidated Condensed Statements of Income - Three months
          ended March 31, 1998 and 1997...............................................   4

          Consolidated Condensed Statements of Cash Flows -
          Three months ended March 31, 1998 and 1997..................................   5

          Notes to Consolidated Condensed Financial Statements........................   6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................   7


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings...........................................................  11

Item 6:   Exhibits and Reports on Form 8-K............................................  11

          Signatures..................................................................  13


Item 1. Financial Information

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    ASSETS

                                                        March 31,   December 31,
                                                          1998         1997
                                                      ------------  ------------
                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                              $ 3,329,077   $ 6,180,983
Accounts receivable, net                                 7,927,142     3,880,571
Inventories                                              2,711,185     1,300,691
Prepaid expenses                                           991,126       711,242
Prepaid television time                                    367,039     1,022,144
Advances to employees                                      245,570       227,896
                                                       -----------   -----------
                Total current assets                    15,571,139    13,323,527

PROPERTY AND EQUIPMENT, net                                433,004       219,683

OTHER ASSETS                                                74,540        82,724

DEPOSITS                                                   154,787       122,716
                                                       -----------   -----------

TOTAL ASSETS                                           $16,233,470   $13,748,650
                                                       ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       $ 1,868,936   $ 1,074,098
Accrued expenses                                         1,727,735     1,663,321
Income taxes payable                                     1,297,684     1,278,684
Deferred income taxes                                       23,693        23,693
                                                       -----------   -----------

                Total current liabilities                4,918,048     4,039,796


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000
shares authorized; no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares
authorized; 25,464,500 shares issued and outstanding        25,465        25,465
Additional paid-in capital                               7,393,451     7,393,451
Retained earnings                                        3,896,506     2,289,938
                                                       -----------   -----------


                Total stockholders' equity              11,315,422     9,708,854
                                                       -----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,233,470   $13,748,650
                                                       ===========   ===========

           See notes to consolidated condensed financial statements.

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS  OF INCOME
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                     1998            1997
                                                  -----------     -----------
NET REVENUES                                      $10,848,742     $ 5,784,089

COST OF GOODS SOLD                                  2,005,414       1,419,024
                                                  -----------     -----------

GROSS PROFIT                                        8,843,328       4,365,065

OPERATING EXPENSES:
Selling expenses                                    4,740,601       3,343,242
General and administrative expenses                 1,342,704         591,560
                                                  -----------     -----------

        Total operating expenses                    6,083,305       3,934,802
                                                  -----------     -----------

OPERATING INCOME                                    2,760,023         430,263

OTHER INCOME, net:
Interest expense                                         (977)           (750)
Interest income                                        60,522          52,179
                                                  -----------     -----------

        Total other income, net                        59,545          51,429
                                                  -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES            2,819,568         481,692

PROVISION FOR INCOME TAXES                          1,213,000         202,044
                                                  -----------     -----------

NET INCOME                                        $ 1,606,568     $   279,648
                                                  ===========     ===========

NET INCOME PER SHARE:
Basic                                             $      0.06     $      0.01
                                                  ===========     ===========
Diluted                                           $      0.06     $      0.01
                                                  ===========     ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                              25,464,500      25,479,728
                                                  ===========     ===========

Diluted options outstanding                           425,755         -

Diluted                                            25,890,255      25,479,728
                                                  ===========     ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       1998               1997
                                                                    -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 1,606,568      $    279,648
Adjustments to reconcile net income to net cash provided by (used)
in operating activities :
     Depreciation and amortization                                       20,535            17,521
     Provision for doubtful accounts                                     88,571           (38,730)
     Reserve for obsolesence                                             22,500            88,271
     Common stock issued in exchange for services                                          18,750
     Changes in assets and liabilities:
               Accounts receivable                                   (4,135,142)           71,669
               Inventories                                           (1,432,994)       (1,224,710)
               Prepaid expenses                                        (279,884)         (145,000)
               Prepaid television time                                  655,105            62,253
               Deposits                                                 (32,071)
               Accounts payable                                         794,838           (91,580)
               Accrued expenses                                          64,414          (134,366)
               Income taxes payable                                      19,000           (42,356)
                                                                    -----------      ------------

                       Net cash used in operating activities         (2,608,560)       (1,138,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (225,672)          (22,979)
Employee advances                                                       (17,674)          (18,841)
                                                                    -----------      ------------
                       Net cash used in investing activities           (243,346)          (41,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                  -                 (713)
Proceeds from subscriptions receivable                                     -              150,000
Proceeds from issuance of common stock                                     -               12,500
                                                                     -----------     ------------
                       Net cash provided by financing activities           -              161,787

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,851,906)      (1,018,663)

CASH AND CASH EQUIVALENTS, beginning of period                         6,180,983        5,063,585
                                                                     -----------     ------------
CASH AND CASH EQUIVALENTS, end of period                             $ 3,329,077     $  4,044,922
                                                                     ===========     ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                    $ 1,194,000     $    245,000
                                                                     ===========     ============
Interest paid                                                        $       977     $        750
                                                                     ===========     ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter of 1997, the Company completed the following transactions: Issued 37,500 shares of common stock in exchange for services valued at $18,750. Issued 60,000 shares of common stock previously committed.


           See notes to consolidated condensed financial statements

                       PROLONG INTERNATIONAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BUSINESS

    Prolong International Corporation (PIC) is a Nevada corporation organized on August 24, 1981 as Giguere Industries Incorporated (Giguere). Giguere remained dormant from 1987 to June 21, 1995, when, pursuant to stockholders' action, it acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc., a Nevada corporation (PSL), then changed its name to Prolong International Corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. PIC, through PSL, is engaged in the manufacture, sale and worldwide distribution, under a license agreement, of a patented line of high-performance lubricants.

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL and Prolong Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Form 10-K for the year ended December 31, 1997 filed by the Company with the Securities and Exchange Commission.

3.  CONTINGENCIES

    The Company is subject to certain litigation, which arises in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

4.  SUBSEQUENT EVENT

    On February 23, 1998, PSL exercised its option to purchase the office and warehouse facility currently under lease and entered into a related purchase agreement with the facility owner. The purchase price is $2,690,000 and the transaction closed on April 30, 1998.

ITEM 2:
-------

                       PROLONG INTERNATIONAL CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                                                            Percentage of
                                                            Net Revenues

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1998      1997
                                                         ------------------

Net revenues                                                100.0     100.0
Cost of goods sold                                           18.5      24.5
                                                         ------------------
Gross profit                                                 81.5      75.5
Selling expenses                                             43.7      57.8
General and administrative expenses                          12.4      10.2
                                                         ------------------
Operating income                                             25.4       7.5
Other income                                                   .6        .8
                                                         ------------------
Income before income taxes                                   26.0       8.3
Provision for income taxes                                   11.2       3.5
                                                         ------------------
Net income                                                   14.8       4.8
                                                         ==================



Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997


Net revenues for the three months ended March 31, 1998 were approximately $10,849,000 as compared to approximately $5,784,000 for the comparable period of the prior year, an increase of $5,065,000 or 87.6%. Revenues for the three month period ended March 31, 1998 were derived from the following sources: Direct response infomercial sales of $1,957,000; retail sales of $8,055,000; industrial sales of $316,000; and, international and other sales of $521,000. Revenues for the three month period ended March 31, 1997 were derived from the following sources: Direct response infomercial sales of $3,757,000; retail sales of $1,354,000; industrial sales of $444,000; and, international and other sales of $229,000.

During the first quarter of 1998, retail sales were 74.2% of total revenues while direct response infomercial sales comprised 18.0% of total revenues. During the first quarter of 1997, direct response infomercial sales comprised 65.0% of total revenues while retail sales were 23.4%. This shift in the mix of sales resulted from the 1998 strategy to aggressively pursue sales to retail chain stores, while continuing to air the direct response infomercial, albeit less frequently.

Cost of goods sold for the three months ended March 31, 1998 was approximately $2,005,000 as compared to $1,419,000 for the comparable period of the prior year, an increase of $586,000 or 41.3%. This increase was mainly attributable to the increase in sales. As a percentage of sales, cost of goods sold decreased from 24.5% in 1997 to 18.5% in 1998. This decrease was mainly attributable to increased efficiencies in the outside production processes and volume discounts in the applicable period in 1998 relative to the higher costs of goods associated with lower volumes of production in 1997. Management does not anticipate that further significant reductions are likely in the future.

Selling expenses of $4,741,000 for the three months ended March 31, 1998 represented an increase of $1,398,000 over the comparable period of the prior year. This 41.8% increase was primarily the result of marketing allowances to retail customers, increased endorsement and sponsorship payments, royalties and commissions as a result of increased sales, promotional activities to promote product awareness and expenditures for print advertising. Selling expenses as a percentage of sales were 43.7% for the three months ended March 31, 1998 versus 57.8% for the comparable period of the previous year. In 1997, selling expenses consisted primarily of purchases of television air time, royalties and
commissions.   The 1998 expenditures for selling costs included a reduced amount of air time purchases and a full array of other expenditures discussed above. However, some of these endorsement, sponsorship and advertising expenditures are being spread over a larger sales volume in 1998, thereby reducing selling expenses as a percentage of revenues.

General and administrative expenses for the three months ended March 31, 1998 were approximately $1,343,000 as compared to $592,000 for the three months ended March 31, 1997, an increase of $751,000 or 126.9%. This increase is primarily attributable to salaries for new employees, employee benefits, costs associated with the facility relocation, and other administrative costs necessary to build the support resulting from the increased volume of sales.

For the three months ended March 31, 1998, the Company generated net interest income of approximately $60,000 as compared to approximately $51,000 for the comparable period in 1997. This increase is attributable to slightly higher yields in the first quarter of 1998 versus 1997 on cash balances in interest bearing accounts.

Net income for the three month period ended March 31, 1998 was approximately $1,607,000 as compared to approximately $280,000 for the comparable period in the prior year, an increase of $1,327,000. The increase is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations to meet its working capital requirements, which consist mainly of inventory purchases and to support the increasing receivables balance which is a result of the change in the mix of sales. At March 31, 1998, the Company had net working capital of $10,653,000 as compared to $9,284,000 at December 31, 1997 or an increase of $1,369,000. The Company obtained a $4,000,000 line of credit with a bank in July 1997, collateralized by inventories and receivables. There were no borrowings outstanding against this line of credit as of March 31, 1998.

During the three months ended March 31, 1998, the Company used $2,609,000 to fund operations, which consisted primarily of increases in receivables and inventories, and $243,000 to fund investing activities, primarily purchases of property and equipment.

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


RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 1997, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                       PROLONG INTERNATIONAL CORPORATION

                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 3 of the notes to consolidated condensed financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    2.1   Exchange Agreement between Stockholders of PSL and the Registrant. *
    2.2 Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement; and (vi) Form of Cancellation Agreement. **
    3.1   Amended and Restated Articles of Incorporation of the Registrant.*
    3.2   Bylaws of the Registrant. *
    4.1   Specimen Certificate of Registrant's Common Stock. *
   10.1   Form of Indemnification Agreement for Executive Officers and
          Directors.*
   10.2 Exclusive License Agreement between PSL and EPL Prolong, Inc. d.b.a. Prolong International, dated November 10, 1993. *
   10.3 Memorandum of Agreement between PSL and 2M Corporation dated April 24, 1995; Amendment dated March 4, 1996. *
   10.4   Agreement between PSL and Al Unser, dated July 28, 1995. *
   10.5 Service Agreement between PSL and Tylie Jones & Associates, Inc., dated October 24, 1995. *
   10.6 Telemarketing Agreement between PSL and West Telemarketing Corporation, dated October 24, 1995. *
   10.7 Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996. *
   10.8 Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated May 9, 1996. *
   10.9 Sponsorship Agreement between PSL, Pikes Peak Auto Hill Climb Educational Museum, Inc. and Barnes Dyer Marketing, Inc., dated February 21, 1997. *
   10.10 Major Associate Sponsorship Agreement between PSL, Norris Racing, Inc. and Barnes Dyer Marketing, Inc., dated December 15, 1996. *
   10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock Option Agreement. *
   10.13 The Registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, dated July 14, 1997. *

   10.14 Standard Industrial/Commercial Single-Tenant Lease-Net between Thiokol Corporation and PSL for the property located at 6 Thomas, Irvine, California, dated September 22, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997).
   10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco Motorsports, dated February 13, 1997. **
   10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated December 19, 1997. **
   10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998. **
   10.18 Sponsorship Agreement between PSL and Commonwealth Service & Supply Corp. T/A Jim Yates Racing, dated November 22, 1997, Addendum dated December 17, 1997. **
   10.19 Service and Endorsement Contract between PSL and Smokey Yunick, dated November 1, 1996. **
   27.1   Financial Data Schedule (electronic filing only).
-------------------
* Incorporated by reference to the same numbered Exhibit in the Company's registration statement on Form 10 filed with the Securities and Exchange Commission on July 3, 1997.

** Incorporated by reference to the same numbered Exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.



(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROLONG INTERNATIONAL CORPORATION

Date: May 4, 1998                        /s/ Nicholas Rosier
                                   --------------------------------------
                                   Nicholas Rosier
                                   Chief Financial Officer