Form 10-Q/A
period 1998-03-31
PROLONG INTERNATIONAL CORP
filed 1998-07-06
CIK 1016965

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                 TO FORM 10-Q

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

                             (1)  Yes [X]  No [_]

                             (2)  Yes [X]  No [_]


There were 25,464,500 shares of the registrant's common stock ($0.001 par
           ----------
value) outstanding as of June 30, 1998.


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

4.  SUBSEQUENT EVENT

    On February 23, 1998, PSL exercised its option to purchase the office and warehouse facility currently under lease and entered into a related purchase agreement with the facility owner. The purchase price is $2,690,000 and the transaction closed on April 30, 1998. PSL utilized $269,000 in cash on hand and borrowed funds in the amounts of $1,692,000 and $729,000, respectively, from Bank of America. Such loans are secured by the purchased land and building. The loan from Bank of America in the amount of $729,000 is intended to be repaid by the Company in mid-July 1998 with the proceeds of a loan from the United States Small Business Administration which the Company is currently in the process of finalizing. The loan in the amount of $1,692,000 is required to be repaid in 119 monthly installments of $13,050.32 each, and bears interest at a rate of 7.875% per year.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    2.1 Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
    2.2 Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23,
          1998).
    3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
    3.2 Bylaws of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
    4.1 Specimen Certificate of Registrant's Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.1   Form of Indemnification Agreement for Executive Officers and
          Directors (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
          1997).
   10.2 Exclusive License Agreement between PSL and EPL Pro-Long, Inc., d.b.a. Prolong International, dated November 10, 1993 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.3 Memorandum of Agreement between PSL and 2M Corporation dated April 24, 1995; Amendment dated March 4, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.4 Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.5 Service Agreement between PSL and Tylie Jones & Associates, Inc., dated October 24, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form
          10 filed July 3, 1997).
   10.6 Telemarketing Agreement between PSL and West Telemarketing Corporation, dated October 24, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.7 Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
          1997).

   10.8 Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated May 9, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.9 Sponsorship Agreement between PSL, Pikes Peak Auto Hill Climb Educational Museum, Inc. and Barnes Dyer Marketing, Inc., dated February 21, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.10 Major Associate Sponsorship Agreement between PSL, Norris Racing, Inc. and Barnes Dyer Marketing, Inc., dated December 15, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
          1997).
   10.13 The Registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, dated July 14, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
   10.14 Standard Industrial/Commercial Single-Tenant Lease-Net between Thiokol Corporation and PSL for the property located at 6 Thomas, Irvine, California, dated September 22, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997).
   10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco Motorsports, dated February 13, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998).**
   10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated December 19, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23,
          1998).**
   10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998).
   10.18 Sponsorship Agreement between PSL and Commonwealth Service & Supply Corp. T/A Jim Yates Racing, dated November 22, 1997; Addendum dated December 17, 1997 (both documents incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998).**
   10.19 Service and Endorsement Contract between PSL and Smokey Yunick, dated November 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23,
          1998).**
   27.1   Financial Data Schedule (electronic filing only).*
-------------------------------------------------
*   Previously filed.

** Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities exchange Act of 1934.

(b) Reports on Form 8-K.

    No reports on From 8-K have been filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROLONG INTERNATIONAL CORPORATION

Date: July 2, 1998                       /s/ Nicholas Rosier
                                   --------------------------------------
                                   Nicholas Rosier
                                   Chief Financial Officer