Form 10-Q
period 1998-06-30
PROLONG INTERNATIONAL CORP
filed 1998-08-12
CIK 1016965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                       OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________to_______________


                    Commission File No.       0-22803
                                        -------------------



                       PROLONG INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)



    Nevada                         6 Thomas                      74-2234246
(State or other                Irvine, CA  92618               (IRS Employer
 jurisdiction of        (Address of principal executive      Identification No.)
 incorporation or             offices) (Zip Code)
 organization)
                                (949) 587-2700
                        (Registrant's telephone number,
                             including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1)  Yes [X]  No [_]

                             (2)  Yes [X]  No [_]


There were   25,464,500    shares of the registrant's common stock ($0.001 par
           ---------------
value) outstanding as of August 12,  1998.

                               Page 1 of 16 pages
                 Exhibit Index on Sequentially Numbered Page 14

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART 1        FINANCIAL INFORMATION                                   Page

Item 1:       Financial Information

              Consolidated Condensed Balance Sheets--
              June 30, 1998 and December 31, 1997.................... 3

              Consolidated Statements of Income--Three months
              and Six months ended June 30, 1998 and 1997............ 4

              Consolidated Condensed Statements of Cash Flows--
              Six months ended June 30, 1998 and 1997................ 5

              Notes to Consolidated Condensed Financial Statements... 6

Item 2:       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................... 9


PART II       OTHER INFORMATION

Item 1:       Legal Proceedings...................................... 14

Item 4:       Submission of Matters to a Vote of Security Holders.... 14

Item 6:       Exhibits and Reports on Form 8-K....................... 14

              Signatures............................................. 15


Item 1. Financial Information

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                          June 30,                     December 31,
                                                                            1998                          1997
                                                                            ----                          ----
                                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                               $ 2,377,620                     $ 6,180,983
Accounts receivable, net                                                  5,257,834                       3,880,571
Inventories                                                               3,859,682                       1,300,691
Prepaid expenses                                                          1,140,904                         711,242
Prepaid income taxes                                                        157,513                            -
Prepaid television time                                                     674,173                       1,022,144
Advances to employees                                                       262,232                         227,896
                                                                        -----------                     -----------

                Total current assets                                     13,729,958                      13,323,527

PROPERTY AND EQUIPMENT, net                                               3,124,399                         219,683

OTHER ASSETS                                                                 66,355                          82,724

DEPOSITS                                                                    338,613                         122,716
                                                                        -----------                     -----------
TOTAL ASSETS                                                            $17,259,325                     $13,748,650
                                                                        ===========                     ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        $ 1,935,296                     $ 1,074,098
Accrued expenses                                                          1,451,723                       1,663,321
Notes payable current                                                        42,555                              -
Income taxes payable                                                             -                        1,278,684
Deferred income taxes                                                        23,693                          23,693
                                                                        -----------                     -----------
                Total current liabilities                                 3,453,267                       4,039,796

Notes payable, non-current                                                2,374,912                              -
                                                                        -----------                     -----------
                Total liabilities                                         5,828,179                       4,039,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized
25,464,500 shares issued and outstanding                                     25,465                          25,465
Additional paid-in capital                                                7,393,451                       7,393,451
Retained earnings                                                         4,012,230                       2,289,938
                                                                         ----------                     -----------
                Total stockholders' equity                               11,431,146                       9,708,854
                                                                         ----------                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $17,259,325                     $13,748,650
                                                                        ===========                     ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                            --------------------------------         ---------------------------------
                                               1998                1997                 1998                1997
                                               ----                ----                 ----                ----
NET REVENUES                                $  8,399,828        $  6,987,753         $  19,248,570       $  12,771,842

COST OF GOODS SOLD                             1,641,800           1,235,259             3,647,214           2,654,283
                                            ------------        ------------         -------------       -------------
GROSS PROFIT                                   6,758,028           5,752,494            15,601,356          10,117,559

OPERATING EXPENSES:
Selling expenses                               5,158,486           4,047,077             9,899,087           7,390,318
General and administrative expenses            1,383,109             858,274             2,725,813           1,449,834
                                            ------------        ------------         -------------       -------------
       Total operating expenses                6,541,595           4,905,351            12,624,900           8,840,152
                                            ------------        ------------         -------------       -------------

OPERATING INCOME                                 216,433             847,143             2,976,456           1,277,407

OTHER INCOME, net:
Interest (expense)                               (35,732)               (490)              (36,709)             (1,240)
Interest income                                   28,023              59,065                88,545             111,244
                                            ------------        ------------         -------------       -------------

      Total other income, net                     (7,709)             58,575                51,836             110,004
                                            ------------        ------------         -------------       -------------

INCOME BEFORE PROVISION FOR INCOME TAXES         208,724             905,718             3,028,292           1,387,411

PROVISION FOR INCOME TAXES                        93,000             398,705             1,306,000             600,749
                                            ------------        ------------         -------------       -------------

NET INCOME                                  $    115,724        $    507,013         $   1,722,292       $     786,662
                                            ============        ============         =============       =============


NET INCOME PER SHARE:
Basic                                       $       0.01        $       0.02         $        0.07       $        0.03
                                            ============        ============         =============       =============
Diluted                                     $       0.01        $       0.02         $        0.07       $        0.33
                                            ============        ============         =============       =============

WEIGHTED AVERAGE COMMON SHARES:
Basic                                         25,464,500          25,556,200            25,464,500          25,518,175

Diluted options outstanding                      292,329              88,646               362,625              76,864
                                            ------------        ------------         -------------       -------------

Diluted                                       25,756,829          25,644,846            25,827,125          25,595,039
                                            ============        ============         =============       =============

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                     1998          1997
                                                                                 ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 1,722,292    $  786,662
Adjustments to reconcile net income to net cash provided by
         (used) in operating activities:
         Depreciation and amortization                                                 65,283        37,017
         Provision for doubtful accounts                                              178,571       (33,039)
         Reserve for obsolesence                                                       45,000       110,771
         Common stock issued in exchange for services                                     -          18,750
         Changes in assets and liabilities:
                       Accounts receivable                                         (1,555,834)     (395,196)
                       Inventories                                                 (2,603,991)     (509,150)
                       Prepaid expenses                                              (429,662)      (61,891)
                       Prepaid television time                                        347,971        60,001
                       Deposits                                                      (215,897)       25,000
                       Accounts payable                                               861,198      (304,902)
                       Accrued expenses                                              (211,598)      (76,205)
                       Income taxes payable                                        (1,436,197)      323,349
                                                                                  -----------    ----------
                         Net cash used in operating activities                     (3,232,864)      (18,833)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (532,630)      (41,667)
Employee advances                                                                     (34,336)     (100,000)
                                                                                  -----------    ----------
                         Net cash used in investing activities                       (566,966)     (141,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                              (3,533)      (28,812)
Proceeds from subscriptions receivable                                                    -         189,500
Proceeds from issuance of common stock                                                    -          12,500
                                                                                  -----------    ----------
                         Net cash (used) provided by financing activities              (3,533)      173,188
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (3,803,363)       12,688
CASH AND CASH EQUIVALENTS, beginning of period                                      6,180,983     5,063,585
                                                                                  -----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                          $ 2,377,620    $5,076,273
                                                                                  ===========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                 $ 2,742,200    $  278,000
                                                                                  ===========    ==========
Interest paid                                                                     $    36,709    $    1,240
                                                                                  ===========    ==========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1997, the Company completed the following transactions:
Issued 37,500 shares of common stock in exchange for services valued at $18,750.
Issued 155,800 shares of common stock previously committed.
During 1998, the Company completed the following transactions:
Financed the purchase of the office and warehouse facility with $2,421,000 in long-term notes payable.

           See notes to consolidated condensed financial statements

                       PROLONG INTERNATIONAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS

 Prolong International Corporation (PIC) is a Nevada corporation organized on August 24, 1981 as Giguere Industries Incorporated (Giguere). PIC remained dormant from 1987 to June 21, 1995, when, pursuant to stockholders' action, it acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc., a Nevada corporation (PSL), then changed its name to Prolong International Corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. PIC, through PSL, is engaged in the manufacture, sale and worldwide distribution, under a license agreement, of a patented complete line of high performance lubricants.

2. BASIS OF PRESENTATION

 The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL and Prolong Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Form 10-K for the year ended December 31, 1997 filed by the Company with the Securities and Exchange Commission.

3. INVENTORIES

  Inventories consist of the following:

                                         June 30,           December 31,
                                           1998                1997
                                        -----------         -----------
                                        (Unaudited)
Raw materials                           $1,074,762          $  415,073
Finished goods                           2,497,463             744,595
Promotional items                          287,457             141,023
                                        ----------          ----------
                                        $3,859,682          $1,300,691
                                        ==========          ==========

4.   PROPERTY AND EQUIPMENT

  The Company purchased the office and warehouse facility at 6 Thomas in Irvine, California on April 30, 1998 for $2,690,000, which consisted of $269,000 in cash and loans of $2,421,000. The purchase price of $2,690,000, less a deferred rent payable balance of $117,295, was allocated to the building in the amount of $2,034,705 and to land in the amount of $538,000. Property and equipment consists of the following:

                                            June 30,            December 31,
                                              1998                  1997
                                           -----------          -----------
                                           (Unaudited)
Computer equipment                         $  198,669            $135,164
Office equipment                               26,530              24,319
Furniture and fixtures                         11,649              11,649
Automotive equipment                           35,925              35,925
Exhibit equipment                              19,813              19,813
Machinery and equipment                        18,715                   0
Building                                    2,034,705                   0
                                           ----------            --------

                                            2,346,006             226,870
Less accumulated depreciation                (112,897)            (63,443)
                                           ----------            --------

                                            2,233,109             163,427
Building improvements in progress             353,290              56,256
Land                                          538,000                   0
                                           ----------            --------

                                           $3,124,399            $219,683
                                           ==========            ========


5.   NOTES PAYABLE

  On April 30, 1998, the Company obtained loans from Bank of America in the amount of $2,421,000 for the partial financing of the purchase of the office and warehouse facility. The terms of the loans and outstanding balances as of June 30, 1998 are as follows:

  1)  Note payable to Bank of America dated April 1, 1998
      bearing interest at 7.875% per annum to be repaid in
      119 monthly principal and interest payments of
      $13,050.32 each with a final payment of all remaining
      unpaid principal and interest due on May 1, 2008.              $1,688,467




  2)  Bridge loan with Bank of America dated April 1, 1998 bearing interest at 10.25% per annum to be repaid in monthly
    interest payments of $6,434.44. The outstanding
    principal and accrued interest under the note was paid
    in full on July 15, 1998 and replaced with a loan from
    CDC Small Business Finance Corporation bearing an interest rate of 7.65% per annum.  This note is required to be
    repaid in 240 monthly installments of approximately $6,376 each.
                                                                        729,000
                                                                     ----------

                                                                      2,417,467
Less current maturities                                                 (42,555)
                                                                      ----------
                                                                     $2,374,912
                                                                     ==========

Year ending December 31,
1998                                                                 $   42,555
1999                                                                     44,978
2000                                                                     48,667
2001                                                                     52,264
2002                                                                     56,133
Thereafter                                                            2,172,870
                                                                     ----------

                                                                     $2,417,467
                                                                     ==========

6.   CONTINGENCIES

  The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company. The AFMT patent, on which Prolong's products are based, has been the subject of litigation, primarily suits contesting the ownership thereof. In July 1993, the trial court ruled in favor of Prolong's licensor, EPL, awarding EPL damages in excess of $15.5 million, and made findings of fact that the defendants had signed certain key documents which evidenced EPL's ownership of the intellectual property. The defendants appealed the trial court's findings, arguments relating to which were heard in June 1997. In January 1998, the court of appeal affirmed the trial court's decision in favor of EPL. As of August 12, 1998, the defendants have not appealed the court of appeal's affirmation. Further, EPL believes that there is no reasonable likelihood of recovering the damages awarded to EPL because the defendants are effectively insolvent.

ITEM 2:
-------


                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                                                     Percentage of Net Revenues

                                          Three Months Ended          Six Months Ended
                                              June  30,                  June 30,
                                        ---------------------      --------------------
                                          1998          1997         1998         1997
                                        ---------------------      --------------------
Net revenues                              100.0         100.0        100.0        100.0
Cost of goods sold                         19.5          17.7         18.9         20.8
                                        ---------------------      --------------------
Gross profit                               80.5          82.3         81.1         79.2
Selling expenses                           61.4          57.9         51.4         57.9
General and administrative expenses        16.5          12.3         14.2         11.3
                                        ---------------------      --------------------
Operating income                            2.6          12.1         15.5         10.0
Other income (expense)                     (0.1)          0.8          0.3          0.9
                                        ---------------------      --------------------
Income before income taxes                  2.5          12.9         15.8         10.9
Provision for income taxes                  1.1           5.7          6.8          4.7
                                        ---------------------      --------------------
Net income                                  1.4           7.2          9.0          6.2
                                        =====================      ====================



Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997


Net revenues for the three months ended June 30, 1998 were approximately $8,400,000 as compared to approximately $6,988,000 for the comparable period of the prior year, an increase of $1,412,000 or 20.2%. Revenues for the three month period ended June 30, 1998 were derived from the following sources: Direct response infomercial sales of $1,385,000; retail sales of $6,151,000; industrial sales of $297,000; and, international and other sales of $567,000. Revenues for the three month period ended June 30, 1997 were derived from the following sources: Direct response infomercial sales of $3,645,000;

retail sales of $2,412,000; industrial sales of $404,000; and, international and other sales of $527,000.

For the three month period ended June 30, 1998, retail sales were 73.2% of total revenues while direct response infomercial sales comprised 16.5% of total revenues. For the three month period ended June 30, 1997, direct response infomercial sales comprised 52.2% of total revenues while retail sales were 34.5%. This shift in the mix of sales resulted from the 1998 strategy to aggressively pursue sales to retail chain stores, while continuing to air the direct response infomercial on a less frequent basis.

Cost of goods sold for the three months ended June 30, 1998 was approximately $1,642,000 as compared to $1,235,000 for the comparable period of the prior year, an increase of $407,000 or 33.0%. This increase was attributable to the increase in sales, outsourced processing costs and new packaging materials. As a percentage of sales, cost of goods sold increased from 17.7% in 1997 to 19.5% in 1998. This increase was mainly attributable to the added cost related to the introduction of new packaging materials for retail products.

Selling expenses of approximately $5,158,000 for the three months ended June 30, 1998 represented an increase of $1,111,000 over the comparable period of the prior year. This 27.5% increase was primarily the result of salaries and benefits of new employees, marketing allowances to retail customers, increased endorsement and sponsorship payments, commissions as a result of increased sales, promotional activities to promote product awareness, new product development and testing, and expenditures for print and media advertising.
These increases were partially offset by a reduced amount of air time purchases. Selling expenses as a percentage of sales were 61.4% for the three months ended June 30, 1998 versus 57.9% for the comparable period of the previous year. In 1997, selling expenses consisted primarily of purchases of television air time,
royalties and commissions.   Selling expenses in 1998 included the expenditures
discussed above.

General and administrative expenses for the three months ended June 30, 1998 were approximately $1,383,000 as compared to $858,000 for the three months ended June 30, 1997, an increase of $525,000 or 61.2%. This increase is primarily attributable to salaries and benefits for new employees, costs associated with the facility relocation, audit fees, bad debt expenses, legal expenses, other costs associated with the company's obligations as a public company and other associated costs needed to support the company's growth.

Interest expense of approximately $36,000 for the three months ended June 30, 1998 represented an increase of $35,000 over the comparable period of the prior year. The increase is attributable to the financing related to the purchase of the Company's new facility in Irvine, California.

For the three month period ended June 30, 1998, the Company generated net interest income of approximately $28,000 as compared to approximately $59,000 for the comparable period in 1997. The decrease is attributable to the decrease of cash balances in interest bearing accounts.

Net income for the three month period ended June 30, 1998 was approximately $116,000 as compared to approximately $507,000 for the comparable period in the prior year, a decrease of $391,000. The decrease is a result of the factors discussed above.


Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

Net revenues for the six months ended June 30, 1998 were approximately $19,249,000 as compared to approximately $12,772,000 for the comparable period in the prior year, an increase of $6,477,000 or 50.7%. Revenues for the six month period ended June 30, 1998 were derived from the following sources: Direct response infomercial sales of $3,342,000; retail sales of $14,206,000; industrial sales of $613,000; and, international and other sales of $1,088,000. Revenues for the six month period ended June 30, 1997 were derived from the following sources: Direct response infomercial sales of $7,402,000; retail sales of $3,766,000; industrial sales of $848,000; and, international and other sales of $756,000.

For the six month period ended June 30, 1998, retail sales were 73.8% of total revenues while direct response infomercial sales comprised 17.4% of total revenues. For the six month period ended June 30, 1997, direct response infomercial sales comprised 58.0% of total revenues while retail sales were 29.5%. This shift in mix of sales resulted from the 1998 strategy to aggressively pursue sales to retail chain stores, while continuing to air the direct response infomercial on a less frequent basis.

Cost of goods sold for the six months ended June 30, 1998 was approximately $3,647,000 as compared to $2,654,000 for the comparable period of the prior year, an increase of $993,000 or 37.4%. The increase is primarily the result of the purchase of additional materials to meet increased sales demand. Cost of goods sold, as a percentage of sales, decreased from 20.8% for the six month period ended June 30, 1997 to 18.9% for the comparable period in 1998. This improvement was mainly attributable to increased efficiencies in the outside production processes and volume discounts in the applicable period in 1998 relative to the higher costs of goods associated with start-up levels of production in 1997. Management does not anticipate that such reductions are likely in the future.

Selling expenses of $9,899,000 for the six months ended June 30, 1998 represented an increase of $2,509,000 over the comparable period of the prior year. This 34.0% increase was primarily the result of salaries and benefits for new employees, marketing allowances to retail customers, increased endorsement and sponsorship payments, commissions as a result of increased sales, promotional activities and expenditures for print and media advertising. Selling expenses as a percentage of sales were 51.4% for the six months ended June 30, 1998 versus 57.9% for the comparable period of the previous year. In

1997, selling expenses consisted primarily of purchases of television air time, royalties and commissions. Selling expenses in 1998 included the expenditures discussed above.

General and administrative expenses for the six months ended June 30, 1998 were approximately $2,726,000 as compared to $1,450,000 for the six months ended June 30, 1997, an increase of $1,276,000 or 88.0%. This increase is primarily attributable to salaries and benefits for new employees, costs associated with the facility relocation, increases in audit fees, legal expenses, and other costs associated with the Company's obligations as a public company, and other administrative costs needed to support the Company's growth.

Interest expense of approximately $37,000 for the six months ended June 30, 1998 represented an increase of $35,000 over the comparable period of the prior year. The increase is attributable to the financing related to the purchase of the Company's new facility in Irvine, California.

For the six months ended June 30, 1998, the Company generated net interest income of approximately $89,000 as compared to approximately $111,000 for the comparable period in 1997. During the six months ended June 30, 1998, the Company maintained an average cash balance of approximately $3,425,000 while the Company's cash balance averaged $4,350,000 during the comparable period of the previous year.

Net income for the six month period ended June 30, 1998 was approximately $1,722,000 as compared to approximately $787,000 for the comparable period in the prior year, an increase of $935,000. The increase is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations to meet its working capital requirements, which consist mainly of inventory purchases and to support the increasing receivables balance which is a result of the change in the mix of sales. At June 30, 1998, the Company had net working capital of $10,277,000 as compared to $9,284,000 at December 31, 1997 or an increase of $993,000. The Company obtained a $4,000,000 line of credit with a bank in July 1997, collateralized by inventory and receivables. There were no borrowings outstanding against this line of credit as of June 30, 1998.

During the six months ended June 30, 1998, the Company used $3,233,000 to fund operations, which consisted primarily of increases in receivables and inventories, and $567,000 to fund investing activities, primarily purchases of property and equipment.

The Company does not anticipate the need for any material production-related capital expenditures as it will continue with its strategy to subcontract all future manufacturing, bypassing the need for any manufacturing infrastructure investment. However, the Company does anticipate capital expenditures for tenant improvements, furniture and equipment associated with its new office and warehouse facility. As of August 12, 1998, Prolong had commitments for capital equipment acquisitions in the amount of approximately $692,000 to furnish its new facilities and to provide necessary computer and office equipment to its new employees. Additionally, the Company plans to significantly increase its level of operations, and, in particular, plans to increase its marketing activities to include additional markets in the United States and abroad. The Company anticipates that all of these activities will be funded by operations, working capital and existing credit facilities.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Stockholders was held on June 15, 1998.
(b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:


                                            Number of       Number of Votes       Number of Votes          Number of
                                                                      -----                 -----
          Name               Class #       Votes "For"          "Against"             "Abstain"           "Non-Votes"
-------------------------    -------       -----------      ---------------       ---------------         -----------
Elton Alderman                III           16,230,781          1,037,000             10,400                8,186,319
Thomas C. Billstein           III           16,230,781          1,037,000             10,400                8,186,819
Tom T. Kubota                  II           16,230,781          1,037,000             10,400                8,186,319
Melanie A. McCaffery           I            16,205,781          1,037,000             35,400                8,186,319

(c) Proposal Two to appoint Deloitte & Touche LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

      Number of                Number of              Number of               Number of                Number of
     Votes "For"            Votes "Against"        Votes "Abstain"         Votes "Withheld"           "Non-Votes"
----------------------   ---------------------   --------------------   ----------------------   ---------------------
     17,234,894                   0                    43,287                      0                    8,186,319


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     27.1  Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K

       No reports on Form 8-K have been filed by the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PROLONG INTERNATIONAL CORPORATION

Date:    August 12, 1998             /s/     Nicholas Rosier
                                     ------------------------------------------
                                     Nicholas Rosier
                                     Chief Financial Officer