Form 10-Q
period 1998-09-30
PROLONG INTERNATIONAL CORP
filed 1998-10-28
CIK 1016965

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to _________________


                        Commission File No      0-22803
                                           ------------------


                       PROLONG INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


            Nevada                                         6 Thomas                                  74-2234246
(State or other jurisdiction of                         Irvine, CA  92816                          (IRS Employer
incorporation or organization)      (Address of principal executive offices) (Zip Code)        Identification No.)

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

                            (1)  Yes [X]   No [_]

                            (2)  Yes [X]   No [_]


There were 25,464,800 shares of the registrant's common stock ($0.001 par value) outstanding as of October 28, 1998.

                               Page 1 of 14 pages
                 Exhibit Index on Sequentially Numbered Page 14

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART 1     FINANCIAL INFORMATION                                           Page

Item 1:    Financial Information

           Consolidated Condensed Balance Sheets-
           September 30, 1998 and December 31, 1997.......................  3

           Consolidated Statements of Income-Three months
           and Nine months ended September 30, 1998 and 1997..............  4

           Consolidated Condensed Statements of Cash Flows-
           Nine months ended September 30, 1998 and 1997..................  5

           Notes to Consolidated Condensed Financial Statements...........  6

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings..............................................  14

Item 6:    Exhibits and Reports on Form 8-K...............................  14

           Signatures.....................................................  14

Item 1. Financial Information

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   September 30,             December 31,
                                                                      1998                      1997
                                                                      ----                      ----
                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                          $    884,203            $   6,180,983
Accounts receivable, net                                              7,236,746                3,880,571
Inventories                                                           3,131,850                1,300,691
Prepaid expenses                                                      1,490,292                  711,242
Prepaid television time                                                 472,912                1,022,144
Advances to employees                                                   258,008                  227,896
                                                                   ------------            -------------

                Total current assets                                 13,474,011               13,323,527

PROPERTY AND EQUIPMENT, net                                           3,204,754                  219,683

OTHER ASSETS                                                             58,171                   82,724

DEPOSITS                                                                214,655                  122,716
                                                                   ------------            -------------

TOTAL ASSETS                                                       $ 16,951,591            $  13,748,650
                                                                   ============            =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $  1,094,278            $   1,074,098
Accrued expenses                                                      1,285,471                1,663,321
Notes payable current                                                    42,555                       -
Income taxes payable                                                    204,131                1,278,684
Deferred income taxes                                                    23,693                   23,693
                                                                   ------------            -------------

                Total current liabilities                             2,650,128                4,039,796

Notes payable, non-current                                            2,385,586                       -
                                                                   ------------            -------------

                Total liabilities                                     5,035,714                4,039,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
25,464,800 shares issued and outstanding                                 25,465                   25,465
Additional paid-in capital                                            7,394,051                7,393,451
Retained earnings                                                     4,496,361                2,289,938
                                                                   ------------            -------------

                Total stockholders' equity                           11,915,877                9,708,854
                                                                   ------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 16,951,591            $  13,748,650
                                                                   ============            =============

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS  OF INCOME
                                  (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                           --------------------------       -------------------------

                                                1998          1997              1998          1997
                                                ----          ----              ----          ----
NET REVENUES                                $ 9,662,580   $ 8,111,300       $28,911,150   $20,883,142

COST OF GOODS SOLD                            2,460,591     1,443,856         6,107,805     4,098,139
                                            -----------   -----------       -----------   -----------

GROSS PROFIT                                  7,201,989     6,667,444        22,803,345    16,785,003

OPERATING EXPENSES:
Selling expenses                              4,990,880     4,636,836        14,889,967    12,027,154
General and administrative expenses           1,337,663       885,691         4,063,476     2,335,525
                                            -----------   -----------       -----------   -----------

          Total operating expenses            6,328,543     5,522,527        18,953,443    14,362,679
                                            -----------   -----------       -----------   -----------

OPERATING INCOME                                873,446     1,144,917         3,849,902     2,422,324

OTHER INCOME, net:
Interest (expense)                              (42,777)       (3,171)          (79,486)       (4,411)
Interest income                                  16,482        70,194           105,027       181,438
                                            -----------   -----------       -----------   -----------

          Total other income, net               (26,295)       67,023            25,541       177,027
                                            -----------   -----------       -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES        847,151     1,211,940         3,875,443     2,599,351

PROVISION FOR INCOME TAXES                      363,020       524,260         1,669,020     1,125,009
                                            -----------   -----------       -----------   -----------

NET INCOME                                  $   484,131   $   687,680       $ 2,206,423   $ 1,474,342
                                            ===========   ===========       ===========   ===========


NET INCOME PER SHARE:
Basic                                       $      0.02   $      0.03       $      0.09   $      0.06
                                            ===========   ===========       ===========   ===========
Diluted                                     $      0.02   $      0.03       $      0.09   $      0.06
                                            ===========   ===========       ===========   ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                        25,464,575    25,579,391        25,464,525    25,538,823

Diluted options outstanding                      97,289       267,028           397,603       197,733
                                            -----------   -----------       -----------   -----------

Diluted                                      25,561,864    25,846,419        25,862,128    25,736,556
                                            ===========   ===========       ===========   ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                      -------------------------------------------
                                                                           1998                        1997
                                                                           ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 2,206,423                 $ 1,474,342
Adjustments to reconcile net income to net cash provided by (used)
    in operating activities:
    Depreciation and amortization                                        106,963                      57,841
    Provision for doubtful accounts                                      288,571                       2,804
    Reserve for obsolesence                                               67,500                      63,271
    Common stock issued in exchange for services                              -                       93,750
    Changes in assets and liabilities:
         Accounts receivable                                          (3,644,746)                 (1,344,132)
         Inventories                                                  (1,898,659)                    167,957
         Prepaid expenses                                               (779,050)                   (113,138)
         Prepaid television time                                         549,232                    (482,406)
         Deposits                                                        (91,939)                         -
         Accounts payable                                                 20,180                    (365,032)
         Accrued expenses                                               (377,850)                    265,549
         Income taxes payable                                         (1,074,553)                    799,608
                                                                     -----------                 -----------
              Net cash (used) provided in operating activities        (4,627,928)                    620,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (646,481)                    (66,267)
Prepaid advances                                                         (30,112)                   (200,000)
                                                                     -----------                 -----------
              Net cash used in investing activities                     (676,593)                   (266,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                  7,141                     (28,812)
Proceeds from subscriptions receivable                                        -                      189,500
Proceeds from issuance of common stock                                       600                      12,500
                                                                     -----------                 -----------
              Net cash provided by financing activities                    7,741                     173,188

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (5,296,780)                    527,335

CASH AND CASH EQUIVALENTS, beginning of period                         6,180,983                   5,063,585
                                                                     -----------                 -----------
CASH AND CASH EQUIVALENTS, end of period                             $   884,203                 $ 5,590,920
                                                                     ===========                 ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                    $ 2,743,576                 $   326,000
                                                                     ===========                 ===========
Interest paid                                                        $    79,486                 $     4,411
                                                                     ===========                 ===========

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

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL and Prolong Foreign Sales Corporation. All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Form 10-K for the year ended December 31, 1997 filed by the Company with the Securities and Exchange Commission.

3. INVENTORIES

   Inventories consist of the following:

                                           September 30,    December 31,
                                               1998             1997
                                           -------------    ------------
                                            (Unaudited)
   Raw materials                             $  897,269      $  415,073
   Finished goods                             1,780,966         744,595
   Promotional items                            453,615         141,023
                                             ----------      ----------
                                             $3,131,850      $1,300,691
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

                                             September 30,    December 31,
                                                  1998            1997
                                             -------------    ------------
                                              (Unaudited)
   Computer equipment                          $  202,541       $135,164
   Office equipment                                26,530         24,319
   Furniture and fixtures                          11,649         11,649
   Automotive equipment                            35,925         35,925
   Exhibit equipment                               19,813         19,813
   Machinery and equipment                         38,056              0
   Building                                     2,034,705              0
                                               ----------       --------

                                                2,369,219        226,870
   Less accumulated depreciation                 (145,853)       (63,443)
                                               ----------       --------

                                                2,223,366        163,427
   Building improvements in progress              443,388         56,256
   Land                                           538,000              0
                                               ----------       --------

                                               $3,204,754       $219,683
                                               ==========       ========

5. NOTES PAYABLE

   On April 30, 1998, the Company obtained loans from Bank of America in the amount of $2,421,000 for the partial financing of the purchase of the office and warehouse facility. The terms of the loans and outstanding balances as of September 30, 1998 are as follows:

   1) Note payable to Bank of America dated April 1, 1998 bearing interest at 7.875% per annum to be repaid in 119 monthly
      principal and interest payments of $13,050.32 each with a
      final payment of all remaining unpaid principal and interest
      due on May 1, 2008.                                            $1,683,264


   2) Loan from CDC Small Business Finance Corporation bearing an interest rate of 7.65% per annum. This note is required to be repaid in 240 monthly installments of principal and
      interest of approximately $6,376 each.                            744,877
                                                                     ----------
                                                                      2,428,141
      Less current maturities                                           (42,555)
                                                                     ----------
                                                                     $2,385,586
                                                                     ==========

      Year ending December 31,
      1998                                                           $   42,555
      1999                                                               44,978
      2000                                                               48,667
      2001                                                               52,264
      2002                                                               56,133
      Thereafter                                                      2,183,544
                                                                     ----------

                                                                     $2,428,141
                                                                     ==========

6. CONTINGENCIES

   The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company. The AFMT patent, on which Prolong's products are based, has been the subject of litigation, primarily suits contesting the ownership thereof. In July 1993, the trial court ruled in favor of Prolong's licensor, EPL, awarding EPL damages in excess of $15.5 million, and made findings of fact that the defendants had signed certain key documents which evidenced EPL's ownership of the intellectual property. The defendants appealed the trial court's findings, arguments relating to which were heard in June 1997. In January 1998, the court of appeal affirmed the trial court's decision in favor of EPL. As of October 28, 1998, the defendants have not appealed the court of appeal's affirmation. Further, EPL believes that there is no reasonable likelihood of recovering the damages awarded to EPL because the defendants are effectively insolvent.

ITEM 2:
-------

                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                                                Percentage of Net Revenues

                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         ------------------   ------------------
                                           1998      1997       1998      1997
                                         --------  --------   --------  --------
Net revenues                               100.0     100.0      100.0     100.0
Cost of goods sold                          25.5      17.8       21.1      19.6
                                           -----     -----      -----     -----
Gross profit                                74.5      82.2       78.9      80.4
Selling expenses                            51.6      57.2       51.5      57.6
General and administrative expenses         13.8      10.9       14.1      11.2
                                           -----     -----      -----     -----
Operating income                             9.1      14.1       13.3      11.6
Other income (expense)                      (0.3)      0.8        0.1       0.8
                                           -----     -----      -----     -----
Income before income taxes                   8.8      14.9       13.4      12.4
Provision for income taxes                   3.8       6.5        5.8       5.4
                                           -----     -----      -----     -----
Net income                                   5.0       8.4        7.6       7.0
                                           =====     =====      =====     =====

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

Net revenues for the three months ended September 30, 1998 were approximately $9,663,000 as compared to approximately $8,111,000 for the comparable period of the prior year, an increase of $1,552,000 or 19.1%. Revenues for the three month period ended September 30, 1998 were derived from the following sources: Direct response infomercial sales of $1,270,000; retail sales of $6,739,000; industrial sales of $257,000; international sales of $1,249,000; and other sales of $148,000. Revenues for the three month period ended September 30, 1997 were derived from the following sources: Direct response infomercial sales of $4,054,000; retail sales of $3,069,000; industrial sales of $529,000;
international sales of $251,000; and other sales of $208,000.

For the three month period ended September 30, 1998, retail sales were 69.7% of total revenues, direct response infomercial sales comprised 13.1% of total revenues and international sales were 12.9% of total revenues. For the three month period ended September 30, 1997, direct response infomercial sales comprised 50.0% of total revenues while retail sales were 37.8% and international sales were 3.1%. This shift in the mix of sales resulted from the 1998 strategy to aggressively pursue sales to retail chain stores and international distributors, while continuing to air the direct response infomercial on a less frequent basis.

Cost of goods sold for the three months ended September 30, 1998 was approximately $2,461,000 as compared to $1,444,000 for the comparable period of the prior year, an increase of $1,017,000 or 70.4%. This increase was attributable to the increase in sales, product mix, outsourced processing costs and new packaging materials. As a percentage of sales, cost of goods sold increased from 17.8% in 1997 to 25.5% in 1998. This increase was mainly attributable to the added cost related to the introduction of new packaging materials for retail products and product mix.

Selling expenses of approximately $4,991,000 for the three months ended September 30, 1998 represented an increase of $354,000 over the comparable period of the prior year. This 7.6% increase was primarily the result of salaries and benefits of new employees, marketing allowances to retail customers, increased endorsement and sponsorship payments, commissions as a result of increased sales, promotional activities to promote product awareness, new product development and testing, and expenditures for print and media advertising. These increases were partially offset by a reduced amount of air time purchases. Selling expenses as a percentage of sales were 51.6% for the three months ended September 30, 1998 versus 57.2% for the comparable period of the previous year. In 1997, selling expenses consisted primarily of purchases
of television air time, royalties and commissions.   Selling expenses in 1998
included the expenditures discussed above.

General and administrative expenses for the three months ended September 30, 1998 were approximately $1,338,000 as compared to $886,000 for the three months ended September 30, 1997, an increase of $452,000 or 51.0%. This increase is primarily attributable to salaries and benefits for new employees, costs associated with relocation expenses for employees, bad debt and legal expenses.

Interest expense of approximately $43,000 for the three months ended September 30, 1998 represented an increase of $40,000 over the comparable period of the prior year. The increase is attributable to the financing related to the purchase of the Company's new facility in Irvine, California.

For the three month period ended September 30, 1998, the Company generated net interest income of approximately $16,000 as compared to approximately $70,000 for the comparable period in 1997. The decrease is attributable to the decrease of cash balances in interest bearing accounts.

Net income for the three month period ended September 30, 1998 was approximately $484,000 as compared to approximately $688,000 for the comparable period in the prior year, a decrease of $204,000. The decrease is a result of the factors discussed above.


Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

Net revenues for the nine months ended September 30, 1998 were approximately $28,911,000 as compared to approximately $20,883,000 for the comparable period in the prior year, an increase of $8,028,000 or 38.4%. Revenues for the nine month period ended September 30, 1998 were derived from the following sources:
Direct response infomercial sales of $4,612,000; retail sales of $20,945,000; industrial sales of $870,000; international sales of $1,891,000; and other sales of $593,000. Revenues for the nine month period ended September 30, 1997 were derived from the following sources: Direct response infomercial sales of $11,456,000; retail sales of $6,835,000; industrial sales of $1,326,000;
international sales of $699,000; and other sales of $567,000.

For the nine month period ended September 30, 1998, retail sales were 72.4% of total revenues while direct response infomercial sales comprised 16.0% of total revenues and international sales were 6.5%. For the nine month period ended September 30, 1997, direct response infomercial sales comprised 54.9% of total revenues, retail sales were 32.7% and international sales were 3.3%. This shift in mix of sales resulted from the 1998 strategy to aggressively pursue sales to retail chain stores and international distributors, while continuing to air the direct response infomercial on a less frequent basis.

Cost of goods sold for the nine months ended September 30, 1998 was approximately $6,108,000 as compared to $4,098,000 for the comparable period of the prior year, an increase of $2,010,000 or 49.0%. The increase is primarily the result of the purchase of additional materials to meet increased sales demand and product mix. Cost of goods sold, as a percentage of sales, increased from 19.6% for the nine month period ended September 30, 1997 to 21.1% for the comparable period in 1998. The increase was mainly attributable to the added cost related to the introduction of new packaging materials for retail products and product mix.

Selling expenses of $14,890,000 for the nine months ended September 30, 1998 represented an increase of $2,863,000 over the comparable period of the prior year. This 23.8% increase was primarily the result of salaries and benefits for new employees, marketing allowances to retail customers, increased endorsement and sponsorship payments, commissions as a result of increased sales, promotional activities and expenditures for print and media advertising. Selling expenses as a percentage of sales were 51.5% for the nine months ended September 30, 1998 versus 57.6% for the comparable period of the previous year. In 1997, selling expenses consisted primarily of purchases of television air time, royalties and commissions. Selling expenses in 1998 included the expenditures discussed above.

General and administrative expenses for the nine months ended September 30, 1998 were approximately $4.063,000 as compared to $2,336,000 for the nine months ended September 30, 1997, an increase of $1,727,000 or 73.9%. This increase is primarily attributable to salaries and benefits for new employees, costs associated with the facility relocation, increases in bad debt expenses, legal expenses, and other administrative costs needed to support the Company's growth.

Interest expense of approximately $79,000 for the nine months ended September 30, 1998 represented an increase of $75,000 over the comparable period of the prior year. The increase is attributable to the financing related to the purchase of the Company's new facility in Irvine, California.

For the nine months ended September 30, 1998, the Company generated net interest income of approximately $105,000 as compared to approximately $181,000 for the comparable period in 1997. The decrease is attributable to the decrease of cash balances in interest bearing accounts.

Net income for the nine month period ended September 30, 1998 was approximately $2,206,000 as compared to approximately $1,474,000 for the comparable period in the prior year, an increase of $732,000 or 49.7%.. The increase is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations to meet its working capital requirements, which consist mainly of inventory purchases and to support the increasing receivables balance which is a result of the change in the mix of sales. At September 30, 1998, the Company had net working capital of $10,824,000 as compared to $9,284,000 at December 31, 1997 or an increase of $1,540,000. The Company obtained a $4,000,000 line of credit with a bank in July 1997, collateralized by inventory and receivables. There were no borrowings outstanding against this line of credit as of September 30, 1998.

During the nine months ended September 30, 1998, the Company used $4,628,000 to fund operations, which consisted primarily of increases in receivables and inventories and also income tax payments, and $677,000 to fund investing activities, primarily purchases of property and equipment.

The Company does not anticipate the need for any material production-related capital expenditures as it will continue with its strategy to subcontract all future manufacturing, bypassing the need for any manufacturing infrastructure investment. However, the Company does anticipate capital expenditures for tenant improvements, furniture and equipment associated with its new office and warehouse facility. As of October 28, 1998, the Company had commitments for capital equipment acquisitions in the amount of approximately $470,000 to furnish its new facilities and to provide necessary computer and office equipment to its new employees. The Company plans to aggressively reduce its inventories and days outstanding in accounts receivable and stretch out accounts payable to improve its cash position. Additionally, the Company plans to significantly increase its level of operations, and, in particular, plans to increase its marketing activities to include additional markets in the United States and abroad. The Company anticipates that all of these activities will be funded by operations, working capital and existing credit facilities.


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









                             PROLONG INTERNATIONAL CORPORATION

Date: October 28, 1998        /s/     Nicholas Rosier
     --------------------    --------------------------------
                             Nicholas Rosier
                             Chief Financial Officer