Form 10-K405
period 1998-12-31
PROLONG INTERNATIONAL CORP
filed 1999-03-25
CIK 1016965

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998
                                           -----------------
     OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-22803
                                               ---------

                       PROLONG INTERNATIONAL CORPORATION
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)

                  Nevada                              74-2234246
                  ------                              ----------
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)            Identification No.)

                      6 Thomas, Irvine, California  92618
                      -----------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (949) 587-2700
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No _____
    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 22, 1999, was approximately $37,264,044.

The number of outstanding shares of the Registrant's Common Stock as of March 22, 1999 was 28,445,835.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 1999, are incorporated by reference into Part III.

                 Exhibit Index on Sequentially Numbered Page 27

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

     On June 21, 1995, Giguere acquired all of the outstanding common stock of Prolong Super Lubricants, Inc., a Nevada corporation ("PSL"), in a share exchange with PSL's then existing shareholders (the "Reorganization") and changed its name from Giguere to Prolong International Corporation. Since the Reorganization, PIC has changed its focus from being a company without operations, a business or significant assets, to that of a holding company for its wholly-owned operating subsidiary, PSL. On December 4, 1998, PIC formed Prolong International Holdings Ltd. ("PIHL"), a Cayman Islands company, as a wholly-owned subsidiary. On the same day, PIHL formed Prolong International Ltd. ("PIL"), a Cayman Islands company, as its wholly-owned operating subsidiary. PIC, through PSL, PIHL and PIL (referred to collectively in the operational context with PIC as "Prolong"), is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment ("AFMT").

     On February 5, 1998, PIC entered into a definitive agreement with EPL Pro-Long, Inc., a California Corporation ("EPL"), under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC's common stock, $0.001 par value per share (the "PIC Common Stock"). With the purchase, PIC acquired the patents for the AFMT technology and related trademarks and, as a result, currently owns the exclusive, worldwide rights to manufacture, sell and distribute lubrication and other products based on AFMT and to use the "Prolong" name. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. This transaction closed on November 20, 1998. On November 25, 1998, the U.S. District Court in San Diego, California (the "Court") granted a temporary restraining order without a hearing in response to a class action filed by a group of plaintiffs representing less than 2% of the outstanding shares of EPL's common stock against PIC, PSL, EPL and their respective former and current officers and directors. Following a hearing on December 30, 1998, the Court entered a preliminary injunction, which enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. While PIC, PSL, and their respective current officers and directors believe there is no merit to the plaintiffs' claims, the parties have agreed to attempt to mediate the dispute. Mediation conferences are underway, but resolution of the matter cannot presently be determined. See "Legal Proceedings".

     Prior to 1996, Prolong's activities generated losses. However, due, in part, to PSL's successful marketing campaign based primarily on an infomercial, Prolong's activities generated a profit in 1996. Prolong anticipates that its sales will continue to grow in the future as it takes advantage of the worldwide market for its products. Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements. During 1997 and 1998, working capital was generated primarily through operations.

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

     Prolong believes that the following are examples of some of the applications of AFMT-based lubricant products:


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

     Prolong markets the following lubricant products, each of which can be utilized in multiple applications:

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

     Despite PSL's current variety of lubricant products, there are other lubricant products which Prolong believes could be successfully and beneficially formulated in the future using AFMT technology and derivatives thereof that would result in products with improved lubrication performance. Although there can be no assurances that Prolong will have the financial or other resources to develop, manufacture and market any such additional lubricant products, the following is a partial list of such additional lubricant products:

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

     In addition to the development of the above-referenced AFMT-based lubricant products, Prolong is also engaged in efforts to expand its lubricant formulations beyond its current AFMT-based technology.

     During 1998, Prolong introduced and began to market the following line of products designed to enhance and protect a vehicle's appearance (collectively referred to as the "appearance products").

     Prolong Paint Sealant

     Prolong Paint Sealant is designed to give durable shine and protection to a vehicle's paint. The wipe on, wipe off formula is easily applied with the special Prolong refillable applicator.

     Prolong Waterless Wash

     This product is designed to wash and protect a vehicle in as little as 15 minutes through a simple spray and wipe technique. Special lubricating agents encapsulate and lift dirt particles to clean safely without scratching, leaving a smooth, shiny, protected finish. The product removes bugs, tar, tree sap, road film and bird droppings.

     Prolong Super Protectant

     This product is formulated to provide durable protection to vinyl, rubber and plastic surfaces. An easy-to-use applicator is included with this product.

     Prolong Super Cleaner

     This product combines a multi-purpose cleaner, degreaser and stain remover into one product. It is designed to be strong enough to degrease an engine, remove brake dust and clean whitewalls, yet gentle enough to remove food stains and ground-in dirt from carpets and fabric seats without damaging the underlying fabric.

     Prolong Super Glass Cleaner

     Unlike household cleaners, Prolong Super Glass Cleaner is designed specifically for road grime, oily film, bugs and dirt found on car windows. This product is designed to leave windows clean and streak-free and has been formulated without ammonia to be safe for tinted windows.

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

     Consumer Automotive

     The consumer automotive market consists of automobiles, light trucks, motorhomes, motorcycles, snowmobiles, jetskis, and other fuel burning vehicles. The owners of these vehicles represent a significant source of customers for Prolong's lubricants, fuel conditioners, appearance products and other future additions to the Prolong product line. Recognizing this fact, this market has been the primary target of Prolong's marketing efforts to date.

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

Geographic Markets

     Prolong currently markets its products in the United States, Canada, China, Japan, Hong Kong, Sub-Saharan Africa, Brazil, Chile, Mexico, Hungary/Slovakia and Puerto Rico and intends to continue developing distributor relationships in other foreign countries. Prolong's current focus is to identify distributors that possess the expertise and industry relationships necessary to assist it in further penetrating retail sales channels in the various markets identified above, with a primary focus on the consumer automotive and industrial lubricant markets. Prolong intends to selectively grant distributorships to established companies on a country by country basis. Prolong intends to build on this relationship and continue to expand sales and revenues in the international marketplace. There can be no assurance that Prolong will be able to successfully penetrate any foreign markets.

     International sales comprised 10.3%, 3.5% and 6.5% of PIC's revenues in 1996, 1997 and 1998, respectively. Prolong consummates such sales through independent distributors and, as such, has no assets attributable to its international sales. Prior to 1996, Prolong had no significant amount of international sales.

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

Marketing And Distribution Of The Products

     Prolong currently distributes its products through direct response television, direct distribution, independent distributors and manufacturers representative organizations. Specifically, Prolong distributes its industrial and commercial products, both nationally and internationally, through independent distributors. Currently, Prolong has 430 distributors in the United States and nine international distributors located in Europe, Asia, Africa and South America.

     Prolong has produced a 30 minute direct response television commercial entitled the "Prolong World Challenge" which it began airing in January 1996. The "Prolong World Challenge" features celebrities such as four-time Indy 500 Champion Al Unser, well known TV personality Bob Eubanks, International Motorsports Champion Roberto Guererro, Olympic Champion and Olympic Gold Medalist Mark Spitz, former Los Angeles Dodgers baseball star and World Series MVP Steve Yeager, and renowned motorcyclist Nick Nichols promoting Prolong's lubricant product line. The purpose of producing the "Prolong World Challenge" was to build brand name recognition for Prolong's products in the United States, while simultaneously marketing its principal consumer lubricant products (i.e., the Prolong Car Care Kit) directly to consumers. Prolong has produced another 30 minute direct response television commercial entitled "Prolong Ultimate Car Care Challenge" which began airing in February 1999. The "Prolong Ultimate Car Care Challenge" was designed to introduce the Company's new line of appearance products. Additionally, Prolong is currently in the final production stages of a new 30 minute direct response television commercial entitled "Prolong Across America", which further describes the Prolong lubrication products and demonstrates their diversified uses. Prolong anticipates that "Prolong Across America" will begin airing in the spring of 1999. Sales made through the direct response television commercials described above (collectively, the "Infomercials") are currently completed through third-party order processing companies and sales fulfillment facilities located in California and New Jersey. These facilities contain warehouses that are prestocked with Prolong's products in order to provide quicker and more efficient delivery of its products to the consumer. Prolong intends to use the exposure generated by the Infomercials, along with the funds generated by the sales realized therefrom, to further expand its national retail sales program in the automotive and household consumer markets as well as other new markets.

     The products offered by Prolong have also been publicized through print and electronic media, trade shows and motorsports sponsorships. For example, in the area of motorsports sponsorship, Prolong executed a co-sponsorship agreement with King Entertainment and Kenneth D. Bernstein pursuant to which Mr. Bernstein will provide promotional services and appearances and will recognize "Prolong Super Lubricants" as a co-sponsor of the "Budweiser King Prolong Top Fuel Dragster." The agreement calls for the display of the PSL name and logo on the dragster and related racing components in all races and other events in which the dragster appears. Prolong has also executed an associate sponsorship agreement with Team Sabco relating to sponsorship of two race cars for all NASCAR Winston Cup Series races during the 1999 and 2000 racing seasons. The arrangement with Team Sabco provides for display of the PSL name and logo on the cars, equipment and uniforms and for promotional services and appearances.

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

     In the area of magazine advertising, Prolong has entered into advertising contracts with Motor Trend, Hot Rod and various other magazines for print ads during 1999. In addition to motorsports sponsorship, endorsements and magazine advertising, Prolong has also commenced concentrated marketing efforts in order to increase retail, commercial, industrial, governmental and international sales. Prolong believes that the foregoing advertising and marketing efforts, which began with the production of the "Prolong World Challenge" in 1995, have resulted in recognition of its lubricant product line as a superior alternative to other conventional lubricants available within the lubricant industry.

Competition

     The market for Prolong's products is highly competitive and is expected to increase in the future. The basic formula of Prolong's lubricant products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1986. The market for Prolong's products is characterized by rapid technological advances, frequent new product introductions and evolving industry standards. Some of Prolong's principal competitors include other providers of specialized lubrication products, such as First Brands (STP/TM/) and Quaker State Corporation (Slick 50/TM/), both of which market engine oil treatments. Prolong's competitors also include major oil companies such as Shell Oil Company, Castrol, Pennzoil Company, Quaker State Corporation and others who manufacture lubrication products, such as WD40 Corp. Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar's, Inc., Pennzoil Company, Quaker State Corporation and The Clorox Company. Further, Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong's markets in the future.

     Increased competition could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on PIC's business, financial condition and results of operations. In addition, many of Prolong's competitors have significantly greater financial, technical, research and product development, marketing and other resources and greater market recognition than Prolong. Several of Prolong's competitors also currently have, or may develop or acquire, substantial customer bases in the automotive and other related industries. As a result of these factors, Prolong's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than Prolong. Additionally, other dealers and distributors may offer similar lubrication and appearance products at prices below those offered by Prolong, appealing to the price-sensitive segment of the market. While Prolong believes that the prices for Prolong lubrication and appearance products are competitive for the level of quality obtained by the customer, Prolong relies on PSL's brand name recognition for selling high quality, state of the art products. There can be no assurance that Prolong will be able to compete successfully against current and future competitors or that competitive pressures faced by Prolong will not materially adversely effect PIC's business, financial condition and results of operations.

     Prolong believes that its current competitive edge lies solely with the superior lubrication performance of its products relative to that of its competitors. In order for Prolong to draw attention to the superior performance of its products, Prolong is treating and marketing its products as a unique specialty line of high performance products as opposed to a high volume product line.

     A key strategy for Prolong's continued growth is to use direct response television ("DRTV") to generate sales, build brand name recognition, and to lay the foundation for other, more conventional forms of advertising and marketing. For example, Prolong believes that its Infomercials have resulted in a significant increase in sales and brand name recognition. This broad public exposure generated by the Infomercials may permit Prolong to position itself favorably among larger companies competing in both the national and international lubricant and appearance markets.

Production

     The AFMT formula contained in certain of Prolong's products and the formulas for such products themselves are comprised of petroleum-based components which are readily available from several suppliers. Prolong does not foresee any shortages of supply in the near future. However, Prolong has recently increased volume production and plans on continued expansion. This continued expansion could eventually place a strain on the production capacity of its existing suppliers. While Prolong is working actively with each of its suppliers to increase production of the components, there can be no assurance that each supplier will be able to increase its production in time to satisfy Prolong's increasing requirements or that alternative suppliers will be able to meet any such deficiency on an ongoing basis. If Prolong is unable to obtain sufficient quantities of the components, or if such components do not meet Prolong's quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on PIC's business, financial condition and results of operations.

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

Customers

     In 1998, approximately 16.0% of Prolong's sales resulted as a response to the airing of the "Prolong World Challenge". Such sales were made to large numbers of individual consumers and, accordingly, Prolong does not consider itself dependent on any particular customers in this market segment. In 1998, Prolong's sales to retail customers, which were derived through independent manufacturers representatives and distributors, comprised approximately 72.5% of its revenues while sales to commercial, industrial and other customers comprised 11.5% of total revenues. In 1998, two retail customers comprised approximately 31.7% of its revenues. PIC believes that the loss of either or both of these customers would not have a material adverse effect on PIC's results of operations. No customers accounted for more than 10% of Prolong's aggregate sales in 1997 or 1996.

Intellectual Property

     On February 5, 1998 PIC entered into a definitive agreement with EPL under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC Common Stock. With the closing of the acquisition on November 20, 1998, PIC acquired the U.S. and foreign patents owned by EPL pertaining to the AFMT technology and related U.S. and foreign trademarks. Prior to this transacton, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. As a result of the transaction, PIC, currently owns the exclusive rights to manufacture, distribute and sell products based on the patented technology in the U.S. and in certain foreign countries and to use the "Prolong" trade name and trademarks. See "Legal Proceedings."

     The U.S. patent relating to the AFMT technology (U.S. Patent No. 4,844,825, hereinafter "the `825 patent") expires on July 4, 2006. There are a number of foreign patents corresponding to the `825 patent, as well as pending U.S. patent applications covering various aspects of Prolong products. Additionally, PSL has obtained or applied for trademark registration protection in numerous countries for various trademarks utilized in the marketing and promotion of Prolong products. Currently, PSL holds the following federally registered trademarks in the United States: PSL's Oil Drop Logo (U.S. Reg. No. 2,135,230), PROLONG and the related design (U.S. Reg. Nos. 2,136,672 and 2,136,576).
PROLONG SUPER LUBRICANTS (U.S. Reg. No. 2,136,577), NO EQUAL IN THE WORLD & DESIGN (U.S. Reg. No. 2,129,784), SPL100 (U.S. Reg. No. 2,022,220) and THE
ULTIMATE IN PROTECTION & PERFORMANCE (U.S. Reg. No. 2,129,785).

Royalty Agreements

     Prolong has entered into a memorandum agreement with the producer of its Infomercial whereby Prolong has agreed to pay The 2M Group, Inc. 1.5% of gross sales generated from DRTV promotions made via a toll-free telephone number, which utilize the "Prolong World Challenge" video footage. The term of this agreement is dependent upon the life cycle of the "Prolong World Challenge." During 1998, Prolong expended $63,661 in royalties under this agreement.

     Prolong has also entered into a personal service agreement with Al Unser whereby Prolong has agreed to pay Mr. Unser 1.0% of gross sales resulting from DRTV sales from the "Prolong World Challenge." Royalties earned are to commence with the first airing of the "Prolong World Challenge" and continue for three years and 120 days, contingent upon (i) the continued airing of the "Prolong World Challenge" after the 120 day test period and; (ii) after each one-year period thereafter. The maximum term of this agreement is until May, 1999. During 1998, Prolong paid Mr. Unser $47,456 under this agreement.

     Further, Prolong has entered into a service and endorsement contract with Al Unser whereby Prolong has agreed to pay royalties on all net retail sales of its products according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. For each of the years included in the arrangement, Prolong must pay a guaranteed minimum amount of $15,000. Earnings maximums under the arrangement are as follows: $100,000 in year 1; $125,000 in year 2; and $150,000 in year 3. Either party has the option to extend the arrangement for an additional 4 years. If the option to extend is exercised by either party, the agreement terminates on October 31, 2003. During 1998, Prolong paid Mr. Unser $125,000 under this agreement.

Employees

     As of March 3, 1999, PIC and its subsidiaries collectively employ 57 full-time employees, including 4 executive officers, and no part-time employees. None of Prolong's employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

ITEM 2.  Properties
-------  ----------

     At its headquarters, Prolong owns approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California. PSL purchased this facility from Huck International, Inc. (a subsidiary of Thiokol Corporation, PSL's former lessor) pursuant to the exercise of its lease option on February 23, 1998. The consideration paid by PSL for the facility was $2,690,000. PSL utilized $248,000 in cash on hand and borrowed funds in the amounts of $1,692,000 and $750,000, respectively, from Bank of America and from CDC Small Business Finance Corp. Escrow closed on the purchase and sale on April 30, 1998. The outstanding loans from Bank of America and CDC Small Business Finance Corp. are collateralized by the purchased land and building. See "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Liquidity and Capital Resources." PIC considers its present facilities to be adequate for Prolong's current operations and for those reasonably expected to be conducted during the next twelve months. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3.  Legal Proceedings
-------  -----------------

     The AFMT patent on which Prolong's products are based, has been the subject of litigation, primarily suits contesting the ownership thereof. Should any litigation result in an adverse ruling precluding Prolong's continued use of the AFMT patent, PIC's business, operating results, financial condition and cash flows would be materially adversely effected. In July 1993, the trial court ruled in favor of Prolong's former licensor, EPL, awarding EPL damages in excess of $15.5 million, and made findings of fact that the defendants had signed certain key documents which evidenced EPL's ownership of the intellectual property. The defendants appealed the trial court's findings, arguments relating to which were heard in June 1997. In January 1998, the court of appeal affirmed the trial court's decision in favor of EPL. The defendants subsequently appealed the court of appeals affirmation to the California

Supreme Court. In June 1998, the California Supreme Court denied a review of the appeal, thereby extinguishing the right to any further appeals and rendering the judgment final.

     In another matter, on or about November 17, 1998, Michael Walczak et al, on behalf of himself and other similarly situated shareholders of EPL filed a class action in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion, and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two percent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

     On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the plaintiffs to post a bond in the amount of $100,000, which bond has been posted. PIC has appealed the Court's preliminary injunction ruling.

     PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiff's claims and plan to vigorously defend against the claims. The defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. These motions are scheduled for determination in April 1999. The defendants successfully moved to change venue and the case has just been ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. The parties have agreed to attempt to mediate the dispute. They are engaged in settlement discussions in an effort to resolve the matter. However, it is too early to tell whether an acceptable settlement can be reached.

     In a third matter, a case is pending in the U.S. District Court whereby the plaintiffs allege a variety of business torts, including copyright infringement and false advertising. PIC has denied the allegations and has counter-claimed against the plaintiffs and multiple other parties, alleging copyright infringement, false advertising, product disparagement, misappropriation of trade secrets and unfair trade practices. The plaintiffs and defendants have been in settlement negotiations and it appears that the case will be settled, although final documents have not yet been signed.

     Neither PIC nor any of its subsidiaries is a party to any other pending or threatened legal, governmental, administrative or judicial proceedings that Prolong believes will have a material adverse effect upon PIC's or its subsidiaries' business, operating results, financial condition or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Price Range of Common Stock

     PIC Common Stock is currently trading on AMEX under the symbol "PRL." Prior to June 12, 1998, PIC Common Stock was traded on the OTC Bulletin Board under the symbol "PROL." PIC Common Stock resumed trading (after approximately 8 years of dormancy) in January, 1996. High and low bids for each quarter during 1997 and 1998 are as indicated below.


       Quarter Ended:           High Bid        Low Bid
       -------------            --------        -------

       March 31, 1997             $6.50          $2.88
       June 30, 1997              $3.19          $1.50
       September 30, 1997         $3.25          $2.25
       December 31, 1997          $2.44          $1.50
       March 31, 1998             $4.63          $2.00
       June 30, 1998              $3.44          $2.44
       September 30, 1998         $2.94          $1.50
       December 31, 1998          $2.19          $1.38

       Information during the period has been furnished by AMEX and the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     PIC has authorized 150,000,000 shares of PIC Common Stock, having a par value of $0.001 per share. As of March 22, 1999, the number of holders of record of PIC Common Stock is approximately 475 and the high and low bids were
$1.44 and $1.31, respectively.   PIC has not declared any cash dividends since
inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. PIC does not have any restrictions on its ability to pay dividends on common equity. In addition to PIC Common Stock, PIC's Board of Directors is authorized to issue up to 50,000,000 shares of Preferred Stock with such rights, preferences and privileges as may be determined by PIC's Board of Directors. No such shares of Preferred Stock have been issued to date.

Recent Sales of Unregistered Securities

     During the year ended December 31, 1998, there were no issuances of unregistered securities by the Company.

ITEM 6.  Selected Financial Data
-------  -----------------------

     The following selected financial data is qualified by reference to, and should be read in conjunction with the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." The financial data for the years ended December 31, 1994 and 1995, respectively, is derived from the consolidated financial statements of the Company that have been audited by Corbin & Wertz. The financial data set forth below for the years ended December 31, 1996, 1997 and 1998, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche, LLP.


                                                                                            Year ended
                                                                                            December 31,
                                                              ---------------------------------------------------------------------
                                                                  1994           1995          1996          1997          1998
                                                              ------------   ------------   -----------   -----------   -----------
Statement of Operations Data
  Net revenues..............................................  $    ----      $   390,506    $15,813,493   $29,846,795   $35,032,689
  Net profit (loss).........................................   (134,285)        (415,740)       721,178     2,132,553       419,513
  Net profit (loss) per share:
     Basic..................................................      N/A(1)     $     (0.02)   $      0.03   $      0.08   $      0.02
     Diluted................................................      N/A(1)     $     (0.02)   $      0.03   $      0.08   $      0.02
  Weighted average common shares:
     Basic..................................................      N/A(1)      17,156,501     23,463,620    25,508,035    25,807,618
     Diluted................................................      N/A(1)      17,156,501     23,463,620    25,690,774    26,011,767
Balance Sheet Data
  Total assets..............................................  $ 139,984      $   730,760    $ 9,023,317   $13,748,650   $23,210,872
  Total liabilities.........................................     12,452           88,218      1,732,467     4,039,796     5,756,537
  Total stockholders' equity................................    127,532          642,542      7,290,850     9,708,854    17,454,335
________________________

  (1) Net loss per share and weighted average shares of Common Stock outstanding information for the year ended December 31, 1994 have not been provided as such period preceded PIC's merger with PSL in June 1995 and, therefore, such information would not be meaningful.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis of the Registrant's financial condition and results of operations should be read in conjunction with the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

General

     Since the Reorganization in June 1995, management of Prolong has concentrated a significant portion of its efforts and resources on the marketing and sale of Prolong's consumer oriented products, through traditional retail distribution and through direct response television advertising. Management now believes that it has attained a significant level of brand and product identification and Prolong has now begun efforts to expand sales of its consumer lubrication products into commercial and industrial channels, as well as international markets.

     The lubricant business is extremely competitive. Prolong's business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace. Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers. In order to establish brand name identity, Prolong has relied primarily on its Infomercials and intends to continue to utilize this means to gain product recognition for purposes of directly increasing sales as well as increasing retail, commercial and industrial and governmental sales resulting from broader public knowledge of its products.

Results of Operations

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                                          Fiscal Year Ended December 31,
                                                       -------------------------------------------------------------------
                                                                1996                     1997                  1998
                                                       --------------------    ---------------------   -------------------
Net revenues                                                    100.0%                   100.0%                100.0%
Cost of goods sold                                               29.5                     19.2                  21.5
                                                                -----                    -----                 -----
     Gross profit                                                70.5                     80.8                  78.5
Selling and marketing expenses                                   52.0                     57.8                  56.6
General and administrative expenses                              12.9                     11.8                  17.2
Research and development                                        -----                     ----                   2.0
                                                                -----                    -----                 -----
     Operating income                                             5.6                     11.2                   2.7
Interest expense                                                 (0.3)                     0.0                  (0.4)
Interest and dividend income                                      0.6                      0.8                   0.3
                                                                -----                    -----                 -----
     Income before income taxes                                   5.9                     12.0                   2.6
Provision for income taxes                                        1.3                      4.8                   1.4
                                                                -----                    -----                 -----
     Net income                                                   4.6                      7.2                   1.2
                                                                =====                    =====                 =====

     Comparison of the Years Ended December 31, 1998 and December 31, 1997

     Net revenues for the year ended December 31, 1998 were $35,032,689 as compared to $29,846,795 for the year ended December 31, 1997, an increase of $5,185,894 or 17.4%. Revenues for 1998 were derived from the following sources: direct response infomercial sales of $5,602,000; retail sales of $25,389,000; industrial sales of $1,045,000; international sales of $2,274,000; and, other sales and revenues of $723,000. Revenues for 1997 were derived from the following sources: direct response infomercial sales of $14,758,000; retail sales of $11,439,000, industrial sales of $1,739,000; international sales of $1,058,000; and other sales and revenues of $853,000.

     Prolong expects that retail and other sales categories will continue to increase as a percentage of total sales relative to direct response infomercial sales as Prolong continues to gain momentum in these other markets following the initiation of the retail sales effort in the fourth quarter of 1996.
Infomercial sales demonstrated a decline in 1998 of return relative to air time expenditures due to the availability of products in retail stores conveniently located to end users and the fact that the initial infomercial began to reach the end of its marketing life.

     Cost of goods sold for the year ended December 31, 1998 was $7,527,361 as compared to $5,735,238 for the year ended December 31, 1997, an increase of $1,792,123 or 31.2%. The increase in absolute dollars was attributable to the higher volume of purchases to meet the increasing sales demand accompanied by a more expensive package design change, the cost of which was not passed through to the consumer as a product price increase. As a percentage of sales, cost of goods sold for the year ended December 31, 1998 was 21.5% as compared to 19.2% for the prior year. This increase was attributable to the more expensive package design and product mix due to higher retail and international sales, which carry a lower gross margin than direct response infomercial sales.

     Selling and marketing expenses were $19,838,689 for the year ended December 31, 1998 as compared to $17,259,469 for the year ended December 31, 1997, an increase of $2,579,220 or 14.9%. This increase was primarily the result of marketing allowances to retail customers, increased endorsement and sponsorship payments, commissions as a result of increased sales, promotional activities to promote product awareness, expenditures for print and media advertising, salaries and benefits for new employees and increases in travel and trade show expenses. These increases were partially offset by a reduction in air time purchases and certain royalties. As a percentage of sales, selling and marketing expenses however remained relatively constant at 56.6% for 1998 versus 57.8% in 1997. In 1997, selling and marketing expenses consisted primarily of purchases of television air time, royalties and commissions.

     General and administrative expenses for the year ended December 31, 1998 were $6,022,201 as compared to $3,523,200 for the year ended December 31, 1997, an increase of $2,499,001 or 70.9%. This increase was primarily attributable to salaries for new employees, employee benefits, professional services, computer related expenses, bad debts, legal expenses, and other administrative costs required to build the infrastructure necessary to support the increased level of sales. As a percentage of sales, general and administrative expenses were 17.2% in 1998 versus 11.8% in 1997 mainly due to the factors discussed above. It is anticipated in the future that the general and administrative expenses will decline as a percentage of sales due to non-recurring expenses recorded in 1998.

     Research and development expenses for the year ended December 31, 1998 were $710,531. There were no comparable expenses in the prior year. The expenses were related to the research, development and testing of the new appearance and truck fleet products.

     For the year ended December 31, 1998, PIC incurred interest expense, net of interest income, of $16,504 as compared to net interest income of $241,029 for the year ended December 31, 1997. During 1998, PIC maintained an average cash balance of approximately $3.6 million as compared to approximately $5.6 million during 1997, resulting in lower interest income for the year. During 1998, PIC recorded interest expense of $132,102 compared to $8,185 for 1997. The increase is attributable to the financing related to the purchase of Prolong's new facility in Irvine, California.

     Net income for the year ended December 31, 1998 was $419,513 as compared to $2,132,553 for the year ended December 31, 1997, a decrease of $1,713,040. This decrease was a result of the factors discussed above.

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

Liquidity and Capital Resources

     Prior to the fiscal year ended December 31, 1996, PIC had not generated sufficient revenues to finance its operations and was able to remain in business primarily with the proceeds from the issuances of its common stock in private placements. Currently, PIC has sufficient revenues to meet its current expenses and does not anticipate the need to raise additional capital in the next twelve months. However, PIC believes that it may need to obtain additional financing in the future to fund its anticipated period of growth. As of March 3, 1999, Prolong had commitments for capital equipment acquisitions in the amount of approximately $107,000 to complete the furnishing of its new facilities.
Prolong anticipates no immediate future need for any material production-related capital expenditures. Prolong expects that all future manufacturing will be sub-contracted out, bypassing the need for any infrastructure investment. However, despite the minimal capital expenditures anticipated in the near future, PIC plans to significantly increase its level of operations, and in particular plans to increase its marketing activities to include additional markets in the United States and abroad.

     Cash and cash equivalents totaled $1,128,000 at December 31, 1998 compared to $6,181,000 at December 31, 1997. Working capital was $8,373,000 at December 31, 1998 as compared to $9,284,000 at December 31, 1997, representing a decrease of $911,000.

     Operating activities used $3,754,000 during 1998 as compared to cash generated from operations during 1997 of $1,320,000. This decrease of $5,074,000 resulted primarily from lower net income, increases in accounts receivable and inventories, and a decrease in income taxes payable with a partial offsetting increase in accounts payable.

     Cash flows used for investing activities totaled $929,000 in 1998. This was comprised of property and equipment acquisitions of $848,000 and employee advances of $81,000.

     Cash flows used for financing activities totaled $371,000 in 1998, comprised of payments against notes payable of $24,000 and registration costs of $347,000.

     In July 1997, PSL entered into a $4 million line of credit with Bank of America National Trust and Savings Association ("Bank of America") which is collateralized by PSL's inventories and receivables. This credit line bears interest at either Bank of America's Reference Rate or the LIBOR rate plus 2.25%, at PSL's option, and expires on July 31, 1999. As of March 3, 1999, PSL had an outstanding balance under the Bank of America credit line of $150,000.
In addition, PSL has outstanding an aggregate of $1,673,499 as of March 3, 1999 owed to Bank of America pursuant to a loan which was obtained in order to purchase Prolong's facility in Irvine, California. Such loan is required to be repaid in monthly installments of approximately $13,050 each, and bears interest at a rate of 7.875% per year. Further, in connection with the purchase of Prolong's facility, PSL has outstanding a United

States Small Business Administration loan from CDC Small Business Finance Corp. with a remaining balance of $735,032 as of March 3, 1999. Such loan is required to be repaid in monthly installments of approximately $6,376 each, and bears interest at a rate of 7.65% per year. PIC believes that its current and anticipated levels of revenues and expenditures, its plans to revise customer and vendor payment terms, and its plans to accelerate the conversion to cash of certain of its assets, in addition to the funds provided from the foregoing credit facility will be sufficient to meet its liquidity needs for fiscal 1999. PIC anticipates that it may seek additional capital in the future to fund its growth. Any additional required financings may not be available on terms satisfactory to PIC, if at all.

Year 2000 Readiness Disclosure

     PIC has developed and is well into implementing a company-wide Year
2000 plan (the "Plan") with the intent to ensure that its computer equipment and operations will become "Year 2000 compliant". PIC has formed a Year 2000 response team comprised of key members from various business areas to review and respond quickly to Year 2000 issues as they occur. The response team is expected to be on call during the millennium change to monitor and provide solutions to any issues that arise. PIC's Year 2000 Plan is directed to four major areas: products, internal systems (including information technology (IT) and non-IT systems), suppliers and dealers. PIC's Plan includes a series of initiatives to ensure that all of the computer hardware, software and communications systems will function without incident at the turn of the millennium and beyond. To date, the cost to identify, assess and remediate PIC's Year 2000 issues is not expected to be material to PIC's financial condition or impact business operations. None of PIC's other information technology projects have been delayed or deferred as a result of Year 2000 assessment and remediation. PIC is progressing with replacement or enhancement to internal IT systems and functions.

     During the assessment and remediation phase of the Year 2000 Plan, PIC identified and corrected problems involving calculations or data manipulation based on date values. PIC upgraded to software products with proven versions of Year 2000 compliant products. The use of Year 2000 certified software and product upgrades has further strengthened PIC's Year 2000 transition position. In addition, PIC has also assessed and remediated non-IT support systems such as phone switches, copier/facsimile machines and facility security systems. With regard to the outside supplier portion of the Plan, PIC is currently assessing Year 2000 readiness of production and distribution suppliers based on projected severity levels of Year 2000 outage issues. Suppliers have been asked to respond to a compliance questionnaire and initial responses to these questionnaires have been received. Based on the response thus far, PIC believes that the worst case scenario with respect to Year 2000 issues is the failure of a supplier to become Year 2000 compliant in time. It is projected that such a failure by a supplier would result in disruption of manufacturing and distribution functions and the implementation of manual systems and processes until such a time as the failure is cured. At the present time, PIC expects to be fully Year 2000 compliant by the third quarter of 1999.

     PIC presently believes it has an effective Plan to anticipate and resolve any potential internal Year 2000 issues in a timely manner. In addition, PIC has reviewed potential Year 2000 failure points and implemented corrective action to resolve any issues in addition to providing manual systems and procedures to ensure business needs are being serviced until such time as Year 2000 automated system failures can be remediated and corrected. PIC plans to have its contingency plans in place by October 31, 1999.

Factors Which May Affect Future Operating Results

     In evaluating our business, you should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K.

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking. These forward-looking statements are based on our current expectations that involve risks and uncertainties which may affect, among other things, our ability to maintain our current sales growth rate or may cause sales to decline. Such risks and uncertainties include, but are not limited to, the following:

 . Competitive, technological, financial and business challenges may make it more difficult for us to continue to sell specialty lubricant products.

 . We may be unable to retain our existing key sales, technical and management personnel.

 . Increased competition in the specialized lubrication or appearance product markets may cause downward pressure on our prices.

 .  We may be unable to manage our growth effectively.

 . Sales to customers who respond to our direct response television commercials may decrease significantly.

 . The lubricant or appearance products industries or our operations or business may face other unforeseen material adverse changes.

     Our current expectations, which impact our budgeting, marketing, and other management decisions, are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments. Revisions to our current expectations may cause us to change our marketing, capital expenditures or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. Although we believe that our current expectations are reasonable, we make no representation regarding their accuracy. Therefore, you should avoid placing undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K.

Our Failure to Manage Growth Could Adversely Affect Us

     We expect to grow rapidly. This rapid growth will place a significant strain on our management and financial and other resources. Our ability to effectively manage our growth will largely depend on our success at:

 .  Improving our operational, financial and management information systems.

 .  Attracting, training, motivating, managing and retaining our key employees.

     If we fail to manage our growth effectively, our operating results, financial condition and ultimately our business could be adversely affected.

We May Need to Raise Additional Funds in the Future

     Although we are not planning to seek additional funding within the next twelve months, we expect that our need for additional funds will increase significantly in the future as our business grows. We cannot guarantee that we will be able to obtain adequate funds when we need them or on acceptable terms, if at all. Our future need for additional funds will depend on numerous factors including the following:

 .  The success of our product development programs.

 .  The commercial success of our products.

 .  The rate of growth of our business.

 .  The availability of cash from our operations and other sources.

     We may seek additional funds through public or private sales of our stock or through borrowing. The issuance of additional shares of stock could result in a substantial dilution to the ownership interests of our present or future stockholders. If we are unable to obtain adequate funds on terms acceptable to us, we may need to delay or scale back our product development and the manufacture of our current products. Any inability to obtain funds when we need them would have a material adverse effect on our business, operating results and financial condition.

Direct Response Sales Will Not Remain Our Key Source of Sales Growth

     Sales to retail customers who responded to our 30 minute direct response television commercial, or direct response sales, represented approximately 16.0% ($5,602,000) of our revenues in 1998 compared with 49.4% ($14,758,000) of our revenues in 1997. In the past, sales to industrial/commercial and international customers constituted only a limited portion of our revenues. However, we expect most of our future sales growth to come from both industrial/commercial
and international customers and less from direct response sales.    We typically
sell to industrial/commercial and international customers through independent distributors. We will need to significantly expand our distributor network in order to increase sales in the industrial/commercial and international markets. We cannot guarantee that we will successfully locate and engage qualified distributors for our products, either domestically or internationally, or that our sales to industrial/commercial and international customers will grow as expected.

We Depend on Our Key Management Personnel

     We depend on our key management personnel and our future success will depend in large part upon their contributions, experience and expertise. We have not entered into an employment agreement with any of our employees. We maintain a key-man life insurance policy in the amount of $2,000,000 on the life of Elton Alderman, our President, however, we cannot guarantee that such amount is adequate. In addition, our future success will depend upon our ability to attract and retain other highly qualified management personnel. The loss of any key management personnel or our failure to attract and retain other qualified management personnel could have a material adverse effect on our business, operating results and financial condition.

Our Business Is Subject to the Risk of Product Liability Claims

     The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance with maximum coverage limits of $11,000,000 for each occurrence and an aggregate limit of $12,000,000 per year. Product liability coverage is becoming increasingly expensive and we cannot guarantee that our current coverage will adequately cover future product liability claims. Currently, we have no plans to increase our coverage. However, we will reevaluate our product liability coverage from time to time in the future. Any losses that we may suffer from future liability claims, including the effect that any product liability litigation may have upon our reputation and marketability of our products, may have a material adverse effect on our business, financial condition, cash flows and results of operations.

The Market in Which We Operate is Highly Competitive

     The current market for our products is highly competitive and we expect competition to increase in the future. Our principal competitors include other providers of specialized lubrication products, such as First Brands (STP(TM)) and Quaker State Corporation (Slick 50(TM)), both of which market engine oil treatments. Our competitors also include major oil companies such as Shell Oil Company, Castrol, Pennzoil Company, and other companies who manufacture lubrication products, such as WD40 Corp. Further, we believe that major oil companies not presently offering products that compete directly with our products may enter our markets in the future. With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar's, Inc., Pennzoil Company, Quaker State Corporation and The Clorox Company. Increased competition could result in any or all of the following, which could have a material adverse effect on our business, financial condition, cash flows and results of operations:

 .  Price reductions

 .  Reduced gross margins

 .  Loss of market share

     In addition, many of our competitors have significantly greater financial, technical, product development, marketing and other resources and greater market recognition than we do. Several of our competitors also have, or may develop or acquire, substantial customer bases in the automotive and other related industries. As a result, our competitors may respond quicker to new or emerging technologies and changes in customer requirements or devote more resources to the development, promotion and sale of their products. Additionally, other dealers and distributors may appeal to the price-sensitive segment of the market by offering similar lubrication and appearance products at prices below ours. While we believe that our prices are competitive for the level of quality of our products, we rely on our brand name recognition and reputation for selling quality products supported by strong customer service.

     We cannot guarantee that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not have a material adverse effect on our business, financial condition, cash flows and results of operations.

The Prices of Many of Our Components are Highly Volatile

     We depend upon our suppliers to provide us with the primary components for our AFMT formula. The price of such components is extremely volatile and beyond our control or influence. Prices for the quality of components we desire depend on the origin, supply and demand at the time of purchase. Component prices typically depend on multiple factors within the producing countries, including weather and political and economic conditions. Additionally, petroleum products, which form our AFMT formula, have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries ("OPEC"), that have historically attempted to control prices of petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide. We cannot guarantee that OPEC (or others) will be unsuccessful in raising the prices of petroleum components or that, if prices increase, we will be able or choose to maintain our gross margins by raising our prices without affecting demand. Increases in component prices, for whatever reason, could have a material adverse effect on our business, operating results and financial condition.

We Have Operated as an Independent Company Only Since 1995

     We have only been an independent operating company since June 1995. Prior to such time, our company was essentially dormant for approximately 8 years, with few assets or operations. We cannot guarantee that we will be able to successfully continue our growth through the expansion of our operations, by accessing new markets or otherwise.

     From the Reorganization through December 1995, we generated revenues of approximately $391,000 and operating losses of approximately $416,000. Since December 1995, our operations have generated net income. We cannot guarantee our operating success and ability to generate net income in the future.

We Depend on Third Party Suppliers

     To date, we have succeeded in obtaining enough components from existing suppliers to produce our AFMT formula in order to meet our current manufacturing needs. We also believe that adequate supplies will continue to be available in the near future. However, we recently increased production and plan to further increase production to meet an increase in demand. Such production increases could put strain on the production capacity of our existing suppliers. While we continue to work actively with each supplier in order to increase production of our components, we cannot guarantee that each supplier will increase its production in time to satisfy our increased demand or that alternate suppliers will be able to meet any supply deficiency. If we fail to obtain enough components, or if such components fall below our quality standards, shipments and sales of our products may be delayed or reduced. This would have a material adverse effect on our business, financial condition and results of operations.

Most of Our Revenue Comes From Two Product Lines

     We currently generate substantially all of our revenues from sales of our AFMT-based products and we expect this trend will continue in the foreseeable future. Because our revenues are concentrated in two product lines, lubricants and appearance products, a decline in the demand for, or in the prices of, our AFMT-based products as a result of competition, technological advances or otherwise, could have a material adverse effect on our business, financial condition, cash flows and operating results. We recently expanded into other product lines to diversify our limited product mix and we plan to continue such expansion in the future. However, we cannot guarantee that our new AFMT-based products will be widely accepted by our customers.

Our Average Selling Prices May Decline

     The average sales prices for our products may decline. Recently, competitors and consumers have pressured specialty lubricant suppliers to reduce pricing, which in turn could result in downward pricing pressure on our products. In addition, our average sales prices decline when we negotiate large volume price discounts with certain customers. In the short term, we plan to lower our manufacturing costs in order to offset the possibility of declining average sales prices. In the long term, we plan to develop new AFMT-based products that can be manufactured at lower cost or sold at higher average sales prices. If, however, we fail to achieve such manufacturing cost reductions or diversify our product mix, our gross margins could decline. Such a decline could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We Depend on International Sales for Future Growth and Are Subject to Risks Associated with Operating in International Markets

     International sales comprised 6.5% of revenues in 1998 as compared to 3.5% of revenues in 1997. We plan to expand international sales in the future. This will require significant financial resources and management attention. In order to expand sales on a worldwide basis, we plan to do the following:

 .  Establish additional marketing and sales operations.

 .  Hire additional employees.

 .  Recruit additional international distributors.

     To the extent we fail to do any of the above, our growth may suffer and our business, operating results, cash flows and financial condition could be materially adversely affected. In addition, we run the risk that revenues from our expanding international operations will be taxed by foreign authorities at rates higher than our domestic tax rates.

     Currently, our worldwide sales are denominated in United States dollars. An increase in the value of the United States dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our worldwide business activities include:

 . Unexpected changes in regulatory requirements, tariffs and other trade barriers.

 .  Costs of localizing products in foreign countries.

 .  Longer accounts receivable collection cycles.

 .  Difficulties in managing foreign operations.

 . Potential for adverse tax consequences, including restrictions on repatriating our earnings.

 .  The burdens of complying with a wide variety of foreign laws.

     We cannot guarantee that our international sales and, consequently, our overall business, operating results, cash flows and financial condition will be free from any material adverse effect caused by any of the above factors.

Our Business Is Subject to the Risk of Litigation

  We are subject to various legal proceedings from time to time as part of our business. In November 1998, a lawsuit was filed by certain EPL shareholders against PIC, PSL, EPL and each of our former and current officers and directors. The plaintiffs in the lawsuit allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion, and seek monetary damages. We, along with PSL and each of our directors and officers, deny the allegations of wrongdoing and intend to vigorously defend the lawsuit, although we cannot presently determine the ultimate outcome of this proceeding. Such claims or litigation, or other claims or litigation, could result in a decision that is adverse to us. A decision adverse to us in this or any other matter could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations.

We Could Be Subject to Environmental Liabilities or Regulatory Compliance Costs

     Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances we use in the manufacture of our products and on our facilities. We have registered our fuel conditioners with the United States Environmental Protection Agency ("EPA"). Such EPA registrations have no term but require us to notify the EPA of any changes in the chemical composition of such conditioners or other information contained in such registration. We are unaware of any additional governmental approvals required for our products. We are also unaware of any existing or probable governmental regulations which would have a material adverse effect on our business.

     Because we do not manufacture or store significant quantities of our products, any direct costs incurred in complying with environmental laws have been minimal and have not materially affected our business. We have tried to minimize our economic risk from environmental violations by our manufacturers or bottlers by locating alternative sources of such services. We believe that our activities and those of our contract manufacturers conform to present governmental regulations that apply to each such entities' operations. Additionally, we believe that our current facilities conform to present governmental regulations relating to environmental, land use, public utility utilization and fire code matters.

     Government regulations could be changed to impose additional requirements on us which could restrict our ability to expand our operations or have an adverse effect on our business. The adoption of these types of governmental regulations or our failure to comply with the applicable environmental and land use regulations or restrictions on the discharge of hazardous substances could subject us to future liability or could cause our operations or those of our contract manufacturers to be curtailed, relocated or suspended.

We Are Controlled by Management and Certain Stockholders

     As of March 3, 1999, our directors, executive officers and principal stockholders collectively held approximately 38.3% of our outstanding shares of common stock. These stockholders, acting together, have the ability to significantly influence the election of our directors and most other stockholders' actions and, as a result, can direct our business affairs. Such concentration of voting power could delay or prevent our company from taking certain actions including, but not limited to, a change in our company's control.

We Face Risks Associated With Potential Year 2000 Problems of Third Parties

     It is possible that the currently installed computer systems, software products or other business systems of our suppliers, manufacturers, distributors or customers, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. We have evaluated our business systems, including our computer systems, and believe that such systems will function properly after the year 2000. However, we are contacting each of our suppliers, manufacturers, distributors and customers to assess their state of readiness with respect to the year 2000 and its impact on their computer systems. However, we cannot guarantee that we will be able to identify all such year 2000 problems in the computer systems of our suppliers, manufacturers, distributors or customers in a timely manner or that they will be able to fix any problems that they discover. The expenses of our efforts to identify and address such problems, or the expenses or liabilities that we may incur as a result of such problems, should not have a material adverse effect on our business, operating results and financial condition. In addition, the purchasing patterns of existing and potential customers who are affected by a year 2000 problem could cause our sales volume to fluctuate.

Issuances of Our Preferred Stock May Effect the Price of Our Common Stock

  Our Board of Directors is authorized to issue, without stockholder approval, up to 50,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock. Such issuances could adversely affect the voting power or other rights of the holders of our common stock. Issuing preferred stock provides flexibility with possible acquisitions and other corporate purposes. However, an issuance of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock and this may not be in the best interests of some of our stockholders. We do not currently plan to issue any shares of our preferred stock. However, we cannot guarantee that the issuance of shares of our preferred stock will not have a material adverse effect on the market value of our common stock in the future.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

  PIC's financial instruments include cash and long-term debt. At December 31, 1998, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at December 31, 1998.

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

       Consolidated balance sheets of PIC as of December 31, 1998 and 1997, respectively, statements of income and cash flows for each of the three years in the period ended December 31, 1998, and the reports of independent auditors thereon are referenced in ITEM 14 herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

       There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the
              ---------------------       ------------------------------------
Securities Exchange Act of 1934" from the Registrant's definitive proxy
-------------------------------
statement for the 1999 Annual Meeting of the Stockholders to be filed with the Commission within 120 days of December 31, 1998.

ITEM 11.  Executive Compensation
--------  ----------------------

       There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Registrant's definitive proxy
         ----------------------
statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

       There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management"
             --------------------------------------------------------------
from the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998.

ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

       There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" and "Certain Transactions" from the
              ----------------------       --------------------
Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          Consolidated Financial Statements for the Years Ended December 31, 1998, 1997 and 1996 with Notes and Independent Auditors' Reports

     (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits

          The exhibits set forth below are filed as part of this Annual Report on Form 10-K:


          2.1 Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
               1997).

          2.2 Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement,
               (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998).

          2.3 Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4,
               1998).

          3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
               1997).

          3.3 Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4,
               1998).

          4.2 Specimen Certificate of Registrant's Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998).

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

          10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco Motorsports, dated February 13, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998). *

          10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated December 19, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998). *

          10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23,
                 1998).

          10.18 Sponsorship Agreement between PSL and Commonwealth Service & Supply Corp. T/A Jim Yates Racing, dated November 22, 1997; Addendum dated December 17, 1997 (both documents incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998). *

          10.19 Service and Endorsement Contract between PSL and Smokey Yunick, dated November 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998). *

          10.20 Standing Loan Agreement between PSL and Bank of America Community Development Bank, dated April 1, 1998; Promissory Note; Deed of Trust, Assignment of Rents and Fixture Filing; Payment Guaranty; and Secured and Unsecured Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4,
                 1998).

          10.22 Authorization For Debenture Guarantee 504 Program between the United States Small Business Administration, CDC Small Business Finance Corp. and PSL, dated February 2, 1998, as amended March 3, 1998, as amended again on April 10, 1998; "504" Note; Deed of Trust and Assignment of Rents; Development Company 504 Debenture; and Servicing Agent Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998).
          10.23 Contract Packaging Agreement between PSL and Premiere Packaging Inc., dated September 11, 1998.
          21.1   Subsidiaries of the Registrant.
          23.1   Consent of Deloitte & Touche LLP.
          24.1 Power of Attorney (included as part of the signature page of this Registration Statement).
          27.1   Financial Data Schedule.

-----------------------------------
* Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K.

     The following Form 8-K's were filed during the fourth quarter of 1998:

     (1) On December 7, 1998, PIC filed a Form 8-K to disclose: (i) a class action filed on or about November 17, 1998 by Michael Walczak, et al., against PIC, PSL, EPL and each of their respective former and current officers and directors; (ii) the grant of a temporary restraining order in connection with such action on November 25, 1998, and; (iii) the scheduling of a hearing on December 14, 1998 to determine whether a preliminary injunction should be issued in connection with such action. The Form 8-K included unaudited financial statements of EPL as of and for the five months ended September 30, 1998 and 1997, the eight months ended December 31, 1997 and 1996, and the years ended April 30, 1998, 1997, 1996 and 1995.
     (2) On December 29, 1998, PIC filed a Form 8-K to disclose that a further hearing on whether a preliminary injunction should be issued had been scheduled for December 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROLONG INTERNATIONAL CORPORATION



                              By:  /s/  Elton Alderman
                                 ---------------------------------------
                                  Elton Alderman,
                                  President, Chief Executive Officer and
                                  Chairman of the Board
                                  (Principal Executive Officer)


                              By:  /s/  Nicholas M. Rosier
                                 ---------------------------------------
                                  Nicholas M. Rosier,
                                  Chief Financial Officer
                                  (Principal Financial Officer)

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

           Signature                        Title                                 Date
           ---------                        -----                                 ----

/s/  Elton Alderman               President, Chief Executive Officer and      March 25, 1999
-------------------------------   Chairman of the Board
Elton Alderman                    (Principal Executive Officer)

/s/  Thomas C. Billstein                                                      March 25, 1999
-------------------------------   Vice President, Secretary and Director
Thomas C. Billstein

/s/  Tom T. Kubota                Vice President, Investor Relations and      March 25, 1999
-------------------------------   Director
Tom T. Kubota

/s/  Nicholas M. Rosier           Chief Financial Officer                     March 25, 1999
-------------------------------   (Principal Financial Officer)
Nicholas M. Rosier

/s/  Melanie A. McCaffery         Director                                    March 25, 1999
-------------------------------
Melanie A. McCaffery

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Prolong International Corporation:


We have audited the accompanying consolidated balance sheets of Prolong International Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 3, 1999

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------
                                                                            1998                   1997
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $ 1,127,861          $ 6,180,983
Accounts receivable, net of allowance for doubtful accounts
  of $580,000 and $242,724 in 1998 and 1997, respectively                  4,950,055            3,880,571
Inventories                                                                2,915,249            1,300,691
Prepaid expenses                                                           1,316,443              711,242
Income taxes receivable                                                      444,371                 ----
Prepaid television time                                                      627,050            1,022,144
Advances to employees                                                        308,630              227,896
Deferred tax asset                                                            63,645                 ----
                                                                         -----------          -----------

    Total current assets                                                  11,753,304           13,323,527

Property and equipment, net                                                3,372,509              219,683

Intangible assets, net                                                     7,543,354                 ----

Deferred tax asset, non-current                                              439,791                 ----

Other assets                                                                 101,914              205,440
                                                                         -----------          -----------

TOTAL ASSETS                                                             $23,210,872          $13,748,650
                                                                         ===========          ===========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------


                                                                                  1998                1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $ 1,878,418         $ 1,074,098
Accrued expenses                                                                 1,460,163           1,663,321
Notes payable, current                                                              41,951                 ---
Income taxes payable                                                                   ---           1,278,684
Deferred income taxes                                                                  ---              23,693
                                                                               -----------         -----------

    Total current liabilities                                                    3,380,532           4,039,796

Notes payable, noncurrent                                                        2,376,005                 ---

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
  28,445,835 and 25,464,500 shares issued and outstanding in 1998
  and 1997, respectively                                                            28,446              25,465
Additional paid-in capital                                                      14,716,438           7,393,451
Retained earnings                                                                2,709,451           2,289,938
                                                                               -----------         -----------

    Total stockholders' equity                                                  17,454,335           9,708,854
                                                                               -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $23,210,872         $13,748,650
                                                                               ===========         ===========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                             1998                1997                1996

NET REVENUES                                                $35,032,689         $29,846,795         $15,813,493

COST OF GOODS SOLD                                            7,527,361           5,735,238           4,660,926
                                                            -----------         -----------         -----------

GROSS PROFIT                                                 27,505,328          24,111,557          11,152,567

OPERATING EXPENSES:
Selling and marketing expenses                               19,838,689          17,259,469           8,218,450
General and administrative expenses                           6,022,201           3,523,200           2,041,102
Research and development                                        710,531
                                                            -----------         -----------         -----------

  Total operating expenses                                   26,571,421          20,782,669          10,259,552
                                                            -----------         -----------         -----------

OPERATING INCOME                                                933,907           3,328,888             893,015

OTHER INCOME (EXPENSE), net:
Interest expense                                               (132,102)             (8,185)            (51,666)
Interest income                                                 115,598             249,214              15,224
Dividend income                                                                                          71,879
                                                            -----------         -----------         -----------

  Total other income (expense)                                  (16,504)            241,029              35,437
                                                            -----------         -----------         -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                              917,403           3,569,917             928,452

PROVISION FOR INCOME TAXES                                      497,890           1,437,364             207,274
                                                            -----------         -----------         -----------

NET INCOME                                                  $   419,513         $ 2,132,553         $   721,178
                                                            ===========         ===========         ===========

NET INCOME PER SHARE:
Basic                                                             $0.02               $0.08               $0.03
                                                            ===========         ===========         ===========
Diluted                                                           $0.02               $0.08               $0.03
                                                            ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                                        25,807,618          25,508,035          23,463,620
                                                            ===========         ===========         ===========
Diluted                                                      26,011,767          25,690,774          23,463,620
                                                            ===========         ===========         ===========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                      Common stock
                                                        Common stock                   Subscribed               Additional
                                                --------------------------------------------------------         paid-in
                                                     Shares       Amount         Shares        Amount            capital

BALANCES, December 31, 1995                        19,182,035     $19,182        320,000           $ 320       $ 1,186,833

Shares issued for cash                              4,891,665       4,892                                        5,317,738
Shares issued for services                            730,000         730                                          394,270
Issuance of shares previously subscribed              320,000         320       (320,000)           (320)
Shares subscribed                                                                155,800             156           209,344
Shares issued in exchange for a note receivable       330,000         330                                          659,670
Net income
                                                   ----------  ----------     ----------      ----------        ----------

BALANCES, December 31, 1996                        25,453,700      25,454        155,800             156         7,767,855

Shares issued for cash                                  5,000           5                                           12,495
Shares issued for services                            180,000         180                                          229,270
Issuance of shares previously subscribed              155,800         156       (155,800)           (156)
Cancellation of shares previously issued             (330,000)       (330)                                        (659,670)
Compensation costs related to options                                                                               43,501
Net income
                                                   ----------  ----------     ----------      ----------        ----------

BALANCES, December 31, 1997                        25,464,500      25,465             --              --         7,393,451

Shares issued for cash                                    300                                                          600
Compensation costs related to options                                                                              133,312
Issuance of common stock in exchange for the
     net assets of EPL                              2,981,035       2,981                                        7,189,075
Net income
                                                   ----------  ----------     ----------      ----------       -----------
BALANCES, December 31, 1998                        28,445,835     $28,446                     $                $14,716,438
                                                   ==========  ==========     ==========      ==========       ===========

                                                      (Accumulated
                                                        Deficit)                       Total
                                                        Retained        Note       stockholders'
                                                        Earnings     receivable       equity

BALANCES, December 31, 1995                           $ (563,793)                   $   642,542

Shares issued for cash                                                                5,322,630
Shares issued for services                                                              395,000
Issuance of shares previously subscribed
Shares subscribed                                                                       209,500
Shares issued in exchange for a note receivable                      $(660,000)
Net income                                               721,178                        721,178
                                                      ----------    ----------       ----------

BALANCES, December 31, 1996                              157,385      (660,000)       7,290,850

Shares issued for cash                                                                   12,500
Shares issued for services                                                              229,450
Issuance of shares previously subscribed
Cancellation of shares previously issued                               660,000
Compensation costs related to options                                                    43,501
Net income                                             2,132,553                      2,132,553
                                                      ----------    ----------       ----------

BALANCES, December 31, 1997                            2,289,938            --        9,708,854

Shares issued for cash                                                                      600
Compensation costs related to options                                                   133,312
Issuance of common stock in exchange for the
     net assets of EPL                                                                7,192,056
Net income                                               419,513                        419,513
                                                      ----------    ----------       ----------
BALANCES, December 31, 1998                           $2,709,451    $               $17,454,335
                                                      ==========    ==========      ===========

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                        1998              1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   419,513       $ 2,132,553         $   721,178
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                         247,937            82,172              42,874
  Provision for doubtful accounts                                       337,276           148,442              89,504
  Deferred taxes                                                       (527,129)           67,982             (44,289)
  Reserve for obsolescence                                               25,000           100,000              (2,432)
  Common stock issued in exchange for services                                            229,450             395,000
  Compensation costs related to options                                 133,312            43,501
  Changes in assets and liabilities, net of effects of
   acquisition:
    Accounts receivable                                              (1,472,608)       (2,667,135)         (1,418,855)
    Inventories                                                      (1,639,558)          134,247          (1,486,298)
    Prepaid expenses                                                   (600,584)         (530,633)            162,669
    Prepaid television time                                             395,094          (654,983)           (367,161)
    Deposits                                                             49,552           (78,254)            (25,000)
    Accounts payable                                                    804,320           325,228             673,252
    Accrued expenses                                                   (203,158)          960,099             692,222
    Income taxes                                                     (1,723,055)        1,027,121             249,963
                                                                    -----------       -----------         -----------

      Net cash (used in) provided by operating activities            (3,754,088)        1,319,790            (317,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (847,874)         (151,359)            (97,489)
Other assets                                                                  -                               (57,500)
Employee advances                                                       (80,734)         (224,221)             (3,313)
                                                                    -----------       -----------         -----------

      Net cash (used in) investing activities                          (928,608)         (375,580)           (158,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other current liabilities                                                     (28,812)             (5,466)
Payments on notes payable                                               (24,044)
Proceeds from issuance of common stock                                      600            12,500           5,322,630
Proceeds from subscriptions receivable                                                    189,500             100,000
Registration costs                                                     (346,982)                -                   -
                                                                    -----------       -----------         -----------

      Net cash (used in) provided by financing activities              (370,426)          173,188           5,417,164
                                                                    -----------       -----------         -----------

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


                                                                    1998               1997              1996
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                           $(5,053,122)        $1,117,398        $4,941,489

CASH AND CASH EQUIVALENTS,
  Beginning of year                                                6,180,983          5,063,585           122,096
                                                                 -----------         ----------        ----------

CASH AND CASH EQUIVALENTS, end of year                           $ 1,127,861         $6,180,983        $5,063,585
                                                                 ===========         ==========        ==========
SUPPLEMENTAL DISCLOSURES -
  Cash paid during the year for:
    Income taxes                                                 $ 2,748,076         $  366,000        $      800
                                                                 ===========         ==========        ==========
    Interest                                                     $   132,102         $    8,186        $   51,666
                                                                 ===========         ==========        ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1998, the Company completed the following transactions:
  Financed the purchase of the office and warehouse facility with $2,442,000 in long term notes payable.
 Recorded $133,312 to additional paid-in capital for compensation costs related to options.
 Issued 2,981,035 shares of common stock valued at $7,539,038 in exchange for the fair value of assets acquired of EPL in the amount of $7,604,886 and liabilities assumed of $65,848.

During 1997, the Company completed the following transactions:
 Issued 180,000 shares of common stock in exchange for services valued at
   $229,450.
 Issued 155,800 shares of common stock previously committed.
 Canceled 330,000 previously issued shares of common stock and a related note receivable of $660,000.
 Recorded $43,501 to additional paid-in capital for compensation costs related to options.

During 1996, the Company completed the following transactions:
 Issued 730,000 shares of common stock in exchange for services valued at
   $395,000.
 Issued 320,000 shares of common stock previously committed.
 Issued 330,000 shares of common stock in exchange for a note receivable of
   $660,000
 Issued subscriptions receivable of $209,500 in exchange for 155,800 shares of common stock subscribed.
 Purchased automotive equipment for $34,278 in exchange for a note payable.

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.  BUSINESS

    Prolong International Corporation (PIC) is a Nevada corporation organized on August 24, 1981 as Giguere Industries Incorporated (Giguere). PIC remained dormant from 1987 to June 21, 1995, when, pursuant to a stockholders' action, it acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc., a Nevada corporation (PSL), then changed its name to Prolong International Corporation. The transaction was treated as a reverse acquisition and was accounted for under the purchase method of accounting; however, there were no material assets acquired or liabilities assumed. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. In 1998, Prolong International Holdings Ltd. was formed as a wholly-owned subsidiary of PIC. At the same time, Prolong International Ltd. was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd.

    PIC, through its subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a patented complete line of high-performance and high-quality lubricants and appearance products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The accompanying consolidated financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation.

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

    Prepaid Expenses - Prepaid expenses includes $162,978 and $280,337 at December 31, 1998 and 1997, respectively, in advance promotions paid to an entity affiliated with officers of the Company. Amounts are expensed when promotional activities occur.

    Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. No amounts were expensed in 1998 and 1997 and $223,748 was expensed in 1996.

    Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 1998, 1997 and 1996, the total amounts expensed for television time were $4,220,093, $7,095,400 and $5,227,091, respectively. As of December 31, 1998 and 1997, prepaid television time was $627,050 and $1,022,144, respectively.

    Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

          Automotive equipment         5 years
          Building improvements        7 years
          Building                    30 years
          Computer equipment           3 years
          Exhibit equipment            3 years
          Furniture and fixtures       7 years
          Machinery equipment          7 years
          Molds and dies               3 years
          Office equipment             5 years

    When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. Renewals and betterments, which extend the life of an existing asset are capitalized while normal repairs and maintenance costs are expensed as incurred.

    Intangible Assets - Intangible assets are comprised of the patents, licenses, trade secrets, trademarks, service marks and other such assets acquired from EPL Pro-Long, Inc. These assets are being amortized over a period of fifteen years.

    Other Assets - Other assets are comprised of trademarks, which are being amortized over five years, and deposits.

    Research and Development Expenses - Research and development expenses consist primarily of salaries, contract labor and lab testing fees to develop new products. All such costs are expensed in the year incurred.

    Fair Value of Financial Instruments - Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1998 and 1997, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, subscriptions receivable, notes receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

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

    Revenue is also recognized under an arrangement whereby customers responding to television infomercials agree to an upsell. An upsell is a transaction where the customer purchases the advertised product and also purchases one or more additional items, all in one transaction. Revenue from products sold under the upsell arrangement is recognized upon shipment of the related products. For the years ended December 31, 1998 and 1997, revenues under this arrangement were $347,771 and $593,388, respectively. There was no such revenue for the year ended December 31, 1996.

    Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 1998, 1997 and 1996, there was no difference between net income and comprehensive income.

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

    For the year ended December 31, 1998 and 1997, the diluted weighted average common shares outstanding included 204,149 and 182,739, respectively, of dilutive options. There were no dilutive securities for the year ended December 31, 1996.

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


3.  INVENTORIES

    Inventories at December 31, 1998, 1997 and 1996 consist of the following:

                                                                  1998              1997              1996

Raw materials                                                 $  936,451        $  415,073        $  416,223
Finished goods                                                 1,430,797           744,595         1,044,776
Promotional items                                                548,001           141,023            73,939
                                                              ----------        ----------        ----------

                                                              $2,915,249        $1,300,691        $1,534,938
                                                              ==========        ==========        ==========

4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                                        1998                       1997

Building                                                                $2,268,559          $         ---
Computer equipment                                                         230,264                    135,164
Office equipment                                                            54,073                     24,319
Furniture and fixtures                                                     255,669                     11,649
Automotive equipment                                                        35,925                     35,925
Exhibit equipment                                                          115,143                     19,813
Machinery and equipment                                                     12,174                        ---
Molds and dies                                                              63,193                        ---
                                                               -------------------       --------------------

                                                                         3,035,000                    226,870
Less accumulated depreciation                                             (200,491)                   (63,443)
                                                               -------------------       --------------------

                                                                         2,834,509                    163,427
Land                                                                       538,000                        ---
Building improvements in progress                                              ---                     56,256
                                                               -------------------       --------------------

                                                                        $3,372,509                   $219,683
                                                                        ==========                   ========


5.  ACQUISITION OF EPL PRO-LONG, INC.

    Prior to February 5, 1998, the Company was subject to a license agreement, which required the Company to pay royalties of 3.5% of sales (as defined) of the Company's products that utilized certain proprietary technology, trademarks and copyrights. The royalty expense under this arrangement for the years ended December 31, 1998, 1997 and 1996 approximated $122,450, $1,023,869 and $553,900, respectively. The agreement also called for an initial one-time license fee of $106,190, which the Company capitalized and was amortizing over a five-year period. The Company amortized $19,468, $21,238 and $21,238 for the years ended December 31, 1998, 1997 and 1996, respectively, resulting in an accumulated amortization balance of $63,716 as of December 31, 1997. As of the closing date of the acquisition of EPL Pro-Long, Inc., the Company wrote off the remaining unamortized balance of $23,006.

    On February 5, 1998, the Company entered into a definitive agreement to purchase the assets of EPL Pro-Long, Inc. (EPL), which includes the patents for lubrication technology previously under license to the Company, in exchange for 2,981,035 shares of the Company's common stock and the assumption of certain liabilities. The total purchase price ascribed to the transaction was $7,604,886 (See Note 12). Following regulatory and EPL shareholder approval, the transaction closed on November 20, 1998. This business combination was accounted for as a purchase, and, accordingly, the net assets and operations of EPL are included in the Company's consolidated financial statements beginning on November 20, 1998.

    The $7,604,886 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of closing. The excess of cost and liabilities assumed over tangible assets acquired, which includes the patents, trademarks, secret marks and other such assets, was recorded as intangible assets. The intangible assets are being amortized over fifteen years from the date of the close of the transaction using a straight-line method. Amortization expense for 1998 was $56,915 resulting in accumulated amortization of the same amount as of December 31, 1998.

    The following unaudited combined pro forma information shows the results of the Company's operations as if the transaction had occurred on January 1,:


                                         1997          1998
                                      -----------   -----------
    Net revenues                      $29,846,795   $35,032,689
    Net income                        $ 2,301,856   $   155,197
    Net income per common share:
          Basic                       $      0.08   $      0.01
          Diluted                     $      0.08   $      0.01

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                                          1998                   1997

Accrued royalties                                                        $   46,748             $  630,113
Accrued legal expenses                                                      573,000                   ----
Payroll and payroll taxes                                                   482,620                567,341
Accrued commissions                                                         280,610                212,338
Other                                                                        77,185                253,529
                                                                         ----------             ----------

                                                                         $1,460,163             $1,663,321
                                                                         ==========             ==========

7.  NOTES PAYABLE

    During 1998, the Company obtained loans for the financing of the purchase of its office and warehouse facility. The terms of the loans and outstanding balances as of December 31, 1998 are as follows:

    a)  Note payable to a bank bearing interest at 7.875% per annum to be repaid in monthly principal and interest payments of $13,050 each with a final payment of
        all remaining unpaid principal and interest due on May 1, 2008.                       $1,677,954

    b)  Loan from CDC Small Business Finance Corporation bearing interest at 7.65%
        per annum to be repaid in monthly principal and interest payments of $6,376 each
        through July 1, 2018.                                                                     740,002
                                                                                               ----------
                                                                                                2,417,956
         Less current maturities                                                                  (41,951)
                                                                                               ----------
                                                                                               $2,376,005
                                                                                               ==========
         Year ending December 31,
         1999                                                                                  $   41,951
         2000                                                                                      46,446
         2001                                                                                      50,256
         2002                                                                                      53,974
         2003                                                                                      57,969
         Thereafter                                                                             2,167,360
                                                                                               ----------
                                                                                               $2,417,956
                                                                                               ==========

8.  LINE OF CREDIT

    In July 1997, the Company entered into a $4,000,000 line of credit arrangement with a bank. Such line is collateralized by accounts receivable and inventories. Borrowings against the line bear interest at either the bank's reference rate or the LIBOR rate plus 2.25%, at the Company's option. The line expires on July 31, 1999, unless renewed, and is subject to an unused commitment fee of .25% per year of the unused balance. The line contains certain financial covenants including a minimum quick ratio and tangible net worth. As of December 31, 1998, there were no borrowings outstanding under this line.

9.  STOCKHOLDERS' EQUITY

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

    The Company issued 730,000 shares of restricted unregistered common stock for services performed by outside consultants during the year ended December 31, 1996. Consulting expense was recorded at share prices ranging from $.25 to $2.00 per share and is included in selling, general and administrative expenses.

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

    During 1998, the Company issued 2,981,035 shares of common stock in exchange for the business assets of EPL at a per share price of $2.529. Registration costs totaling $346,982 were charged against additional paid-in capital. (See Note 5)

10. STOCK OPTIONS

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

    Stock option activity is as follows:

                                                                                                Weighted
                                                                                                 average
                                                                            Shares under     exercise price
                                                                               option           per share


OUTSTANDING, December 31, 1996                                                     30,000            $ 5.38
  Granted                                                                       1,358,688            $ 2.10
  Canceled                                                                        (33,310)           $(5.04)
                                                                                ---------

OUTSTANDING, December 31, 1997                                                  1,355,378            $ 2.10
  Granted                                                                         160,000            $ 2.19
  Canceled                                                                       (109,834)           $(2.57)
  Exercised                                                                          (300)           $(2.00)
                                                                                ---------
OUTSTANDING, December 31, 1998                                                  1,405,244            $ 2.07
                                                                                =========

    Outstanding options vest over periods ranging from one to five years. During 1998, the Company issued 100,000 options with a fair value of $2.19 to outside consultants. During 1998, the Company recorded $133,312 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 1998.

    As of December 31, 1998, options to purchase 301,806 shares of common stock were exercisable. No options were exercisable at December 31, 1997.

    The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options. Had compensation cost for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been the pro forma amounts indicated below:

                                                                   1998             1997               1996

Net income, as reported                                         $419,513         $2,132,553          $721,178
Net income (loss), pro forma                                    $(19,148)        $1,888,150          $657,630
Net income per share, as reported:
  Basic                                                         $   0.02         $     0.08          $   0.03
  Diluted                                                       $   0.02         $     0.08          $   0.03
Pro forma net income per share:
  Basic                                                         $   0.00         $     0.07          $   0.03
  Diluted                                                       $   0.00         $     0.07          $   0.03

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 74.11% to 148%, risk-free interest rates of 6.0% in 1998, 6.9% in 1997 and 1996, and an expected life of 7 1/2 years.

11. INCOME TAXES

    The provision for income taxes consists of the following for the years ended December 31, 1998, 1997 and 1996:

                                                                1998              1997             1996

Current:
  Federal                                                      $  814,550        $1,063,979         $178,816
  State                                                           210,469           301,725           72,747
  Foreign                                                                             3,678
                                                               ----------        ----------         --------

                                                                1,025,019         1,369,382          251,563

Deferred:
  Federal                                                        (432,316)           52,462          (34,027)
  State                                                           (94,813)           15,520          (10,262)
                                                               ----------        ----------         --------

                                                                 (527,129)           67,982          (44,289)
                                                               ----------        ----------         --------

                                                               $  497,890        $1,437,364         $207,274
                                                               ==========        ==========         ========

    The provision for income taxes differs from the amount that would result from applying the federal statutory rate, as follows:

                                                               1998             1997             1996

Federal statutory income tax rate                               $321,091       $1,213,772        $ 315,674
State income taxes, net of federal benefit                        75,176          209,381           41,241
Change in valuation allowance                                                                     (112,900)
Other                                                            101,623           14,211          (36,741)
                                                                --------       ----------        ---------

                                                                $497,890       $1,437,364        $ 207,274
                                                                ========       ==========        =========

    Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 1998 and 1997:

                                                                                1998              1997

Deferred tax liabilities:
  Prepaid television time                                                       $(274,899)        $(437,886)
  State taxes                                                                     (31,344)
  Fixed assets                                                                    (36,759)
Deferred tax assets:
  Accrued vacation                                                                 33,662            22,374
  Allowance for doubtful accounts                                                 254,272           103,983
  Inventory reserve                                                                54,800            52,322
  Accrued expenses                                                                371,956           233,725
  Other                                                                           131,748             1,789
                                                                                ---------         ---------

                                                                                $ 503,436         $ (23,693)
                                                                                =========         =========

12. COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases certain office equipment under operating leases over lease terms ranging from one to four years. Lease expense was approximately $115,171, $137,500 and $61,900 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Royalties - The Company is obligated to pay royalties to the producer of a one-half hour, direct-response television commercial (infomercial) at the rate of 1.5% of gross sales (as defined) generated from direct-response television sales made via an 800 telephone number which utilizes the infomercial video footage. For the years ended December 31, 1998, 1997 and 1996, the Company expensed approximately $63,661, $174,266 and $151,400, respectively, under this arrangement.

    In connection with this infomercial, the Company is obligated to pay royalties to another individual at the rate of 1% of gross sales resulting from direct-response sales from the infomercial. The agreement has a term of three years and four months beginning in January 1996. The Company expensed $42,105, $116,177 and $100,900 under this arrangement for the years ended December 31, 1998, 1997 and 1996, respectively. The agreement terminates in May 1999.

    The Company has an arrangement with an individual whereby it has agreed to pay royalties on all net retail sales according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. For each of the years included in the arrangement, the Company must pay a guaranteed minimum amount of $15,000. Maximum payments under this arrangement are: $100,000 in year one, $125,000 in year two and $150,000 in year three. Either party has the option to extend this arrangement for an additional four years. For the years ended December 31, 1998, 1997 and 1996, the Company expensed approximately $114,931, $134,753 and $7,800, respectively, under this arrangement.

    Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The remaining terms for individual agreements range from one to three years. The Company is committed to aggregate future payments under these agreements as follows:

Year ending December 31:
  1999                                                             $1,955,000
  2000                                                                730,000
                                                                   ----------
                                                                   $2,685,000
                                                                   ==========

    Endorsement and sponsorship expense charged to operations related to these agreements was approximately $1,904,000, $956,000 and $87,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Litigation - The AFMT patent on which Prolong's products are based, has been the subject of litigation, primarily suits contesting the ownership thereof. Should any litigation result in an adverse ruling precluding Prolong's continued use of the AFMT patent, PIC's business, operating results, financial condition and cash flows would be materially adversely effected. In July 1993, the trial court ruled in favor of Prolong's licensor, EPL, awarding EPL damages in excess of $15.5 million, and made findings of fact that the defendants had signed certain key documents which evidenced EPL's ownership of the intellectual property. The defendants appealed the trial court's findings, arguments relating to which were heard in June 1997. In January 1998, the court of appeal affirmed the trial court's decision in favor of EPL. The defendants subsequently appealed the court of appeals affirmation to the California Supreme Court. In June 1998, the California Supreme Court denied a review of the appeal, thereby extinguishing any further appeals and rendering the judgment final.

    In another matter, on or about November 17, 1998, Michael Walczak et al, on behalf of himself and other similarly situated shareholders of EPL filed a class action in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two percent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

    On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the plaintiffs to post a bond in the amount of $100,000, which bond has been posted. PIC has appealed the Court's preliminary injunction ruling.

    PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiff's claims and plan to vigorously defend against the claims. The defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. These motions are scheduled for determination in April 1999. The defendants successfully moved to change venue and the case has just been ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. The parties have agreed to attempt to mediate the dispute. They are engaged in settlement discussions in an effort to resolve the matter. However, it is too early to tell whether an acceptable settlement can be reached.

    In a third matter, a case is pending in the U.S. District Court whereby the plaintiffs allege a variety of business torts, including copyright infringement and false advertising. The Company has denied the allegations and has counter-claimed against the plaintiffs and multiple other parties, alleging copyright infringement, false advertising, product disparagement, misappropriation of trade secrets and unfair trade practices. The plaintiffs and defendants have been in settlement negotiations and it appears that the case will be settled, although final documents have not yet been signed.

    Neither PIC nor any of its subsidiaries is a party to any other pending or threatened legal, governmental, administrative or judicial proceedings that Prolong believes will have a material adverse effect upon PIC's or its subsidiaries' business, operating results, financial condition or cash flows.

13. SEGMENT REPORTING AND CUSTOMER INFORMATION

    The Company engages in business activities in only one operating segment which entails the development, manufacture and sale of lubricant and appearance products. While the Company offers a wide range of products for sale, many are manufactured at common production facilities. In addition, the Company's products are marketed through a common sales organization and are sold to a similar customer base. During 1998, two customers accounted for 17.2% and 14.5%, respectively, of net revenues. During 1997 and 1996, no single customer accounted for 10% of net revenues. As of December 31, 1998 and 1997, one customer each year accounted for 33.0% and 20.1% respectively, of the balance of accounts receivable.

14. QUARTERLY FINANCIAL DATA (Unaudited)

                                                                        Net
                                      Net             Gross           Income              Net Income (Loss) per Share
                                   Revenues           Profit          (Loss)                   Basic           Diluted
                                   --------           ------          ------              -----------------------------
Quarter ended:
  March 31, 1997                    $ 5,784,089      $ 4,365,065      $   279,649             $  0.01          $ 0.01
  June 30, 1997                       6,987,753        5,752,494          507,013                0.02            0.02
  September 30, 1997                  8,111,300        6,667,444          687,680                0.03            0.03
  December 31, 1997                   8,963,653        7,326,554          658,211                0.02            0.02
                                    -----------      -----------      -----------             -------          ------
                                    $29,846,795      $24,111,557      $ 2,132,553             $  0.08          $ 0.08
                                    ===========      ===========      ===========             =======          ======

Quarter ended:
  March 31, 1998                    $10,848,742      $ 8,843,328      $ 1,606,568             $  0.06          $ 0.06
  June 30, 1998                       8,399,828        6,758,028          115,724                0.01            0.01
  September 30, 1998                  9,662,580        7,201,989          484,131                0.02            0.02
  December 31, 1998                   6,121,539        4,701,983       (1,786,910)             ( 0.07)          (0.07)
                                    -----------      -----------      -----------             -------          ------
                                    $35,032,689      $27,505,328      $   419,513             $  0.02          $ 0.02
                                    ===========      ===========      ===========             =======          ======

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                              Additions
                                               -----------------------------------
                                   Balance at       Charged to        Charged to
                                   Beginning        Costs and           Other                           Balance of
         Description               of Period         Expenses          Accounts        Deductions      End of Period
         -----------               ---------         --------          --------        ----------      -------------

Year ended December 31, 1998:
Allowance for doubtful
 accounts receivable                   $242,724         $372,020       $     ----           $34,744           $580,000
Inventory reserves                      100,000           25,000             ----              ----            125,000
                                       --------         --------       ----------           -------           --------
Total                                  $342,724         $397,020       $     ----           $34,744           $705,000
                                       ========         ========       ==========           =======           ========

Year ended December 31, 1997:
Allowance for doubtful
 accounts receivable                   $ 94,282         $241,751       $     ----           $93,309           $242,724
Inventory reserves                         ----          100,000             ----              ----            100,000
                                       --------         --------       ----------           -------           --------
                                       $ 94,282         $341,751       $     ----           $93,309           $342,724
                                       ========         ========       ==========           =======           ========

Year ended December 31, 1996:
Allowance for doubtful
 accounts receivable                   $  4,778         $ 90,546       $     ----           $ 1,042           $ 94,282
                                       ========         ========       ==========           =======           ========


                       PROLONG INTERNATIONAL CORPORATION

                                   FORM 10-K

                                 Exhibit Index
                                 -------------


                                                                      Sequential
                                                                     Page Number
                                                                     -----------

2.1  Exchange Agreement between Stockholders of PSL and the
     Registrant (incorporated by reference to the same numbered
     Exhibit to the Registrant's Registration Statement on Form
     10 filed July 3, 1997).                                              ---
2.2  Agreement and Plan of Reorganization, dated as of February 5,
     1998, by and among the Registrant and EPL Pro-Long, Inc.,
     including the following exhibits:  (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement,
     (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement,
     and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
     Statement on Form S-4 filed May 4, 1998).                            ---
2.3  Amendment to Agreement and Plan of Reorganization, dated as of
     June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998). ---
3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997). ---
3.3 Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998). ---
4.2 Specimen Certificate of Registrant's Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant's
     Registration Statement on Form S-4 filed May 4, 1998).               ---
10.1 Form of Indemnification Agreement for Executive Officers and
     Directors (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July
     3, 1997).                                                            ---
10.2 Exclusive License Agreement between PSL and EPL Pro-Long, Inc.,
     d.b.a. Prolong International, dated November 10, 1993 (incorporated by reference to the same numbered Exhibit to the Registrant's
     Registration Statement on Form 10 filed July 3, 1997).               ---
10.3 Memorandum of Agreement between PSL and 2M Corporation, dated
     April 24, 1995; Amendment dated March 4, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's
     Registration Statement on Form 10 filed July 3, 1997).               ---
10.4 Agreement between PSL and Al Unser, dated July 28, 1995
     (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997). ---
10.5 Service Agreement between PSL and Tylie Jones & Associates, Inc., dated October 24, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on
     Form 10 filed July 3, 1997).                                         ---
10.6 Telemarketing Agreement between PSL and West Telemarketing
     Corporation, dated October 24, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
     Statement on Form 10 filed July 3, 1997).                            ---

10.7  Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement
      on Form 10 filed July 3, 1997).                                      ---
10.8  Associate Sponsorship Agreement between PSL, King Entertainment,
      Inc. and Kenneth D. Bernstein, dated May 9, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's
      Registration Statement on Form 10 filed July 3, 1997).               ---
10.9 Sponsorship Agreement between PSL, Pikes Peak Auto Hill Climb Educational Museum, Inc. and Barnes Dyer Marketing, Inc., dated
      February 21, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10
      filed July 3, 1997).                                                 ---
10.10 Major Associate Sponsorship Agreement between PSL, Norris Racing,
      Inc. and Barnes Dyer Marketing, Inc., dated December 15, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997). ---
10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July
      3, 1997).                                                            ---
10.13 The Registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, dated July 14, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997). ---
10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco Motorsports, dated February 13, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on
      Form 10-K filed March 23, 1998). *                                   ---
10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated
      December 19, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed
      March 23, 1998). *                                                   ---
10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998 (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed March 23, 1998).       ---
10.18 Sponsorship Agreement between PSL and Commonwealth Service &
      Supply Corp. T/A Jim Yates Racing, dated November 22, 1997;
      Addendum dated December 17, 1997 (both documents incorporated by reference to the same numbered Exhibit to the Registrant's
      Annual Report on Form 10-K filed March 23, 1998). *                  ---
10.19 Service and Endorsement Contract between PSL and Smokey Yunick, dated November 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K
      filed March 23, 1998). *                                             ---
10.20 Standing Loan Agreement between PSL and Bank of America Community Development Bank, dated April 1, 1998; Promissory Note; Deed of
      Trust, Assignment of Rents and Fixture Filing; Payment Guaranty;
      and Secured and Unsecured Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's
      Registration Statement on Form S-4 filed May 4, 1998).               ---
10.22 Authorization For Debenture Guarantee 504 Program between the
      United States Small Business Administration, CDC Small Business
      Finance Corp. and PSL, dated February 2, 1998, as amended March
      3, 1998, as amended again on April 10, 1998; "504" Note; Deed of
      Trust and Assignment of Rents; Development Company 504 Debenture;
      and Servicing Agent Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement
      on Form S-4 filed May 4, 1998).                                      ---

10.23 Contract Packaging Agreement between PSL and Premiere Packaging,
      Inc., dated September 11, 1998.                                      55
21.1  Subsidiaries of the Registrant.                                      63
23.1  Consent of Deloitte & Touche LLP.                                    64
24.1  Power of Attorney (included as part of the signature page of this
      Registration Statement).                                             30
27.1  Financial Data Schedule (Article 5 of Regulation S-X).               65
-----------------
* Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.