Form 10-Q
period 1999-03-31
PROLONG INTERNATIONAL CORP
filed 1999-05-13
CIK 1016965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________


                         Commission File No   0-22803
                                            -----------


                       PROLONG INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                     6 Thomas                                    74-2234246
(State or other jurisdiction of                    Irvine, CA  92618                   (IRS Employer Identification No.)
 incorporation or organization)   (Address of principal executive offices) (Zip Code)

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

                             (1)  Yes [X]   No [_]

                             (2)  Yes [X]   No [_]


There were 28,445,835 shares of the registrant's common stock ($0.001 par value) outstanding as of May 13, 1999.

                               Page 1 of 14 pages
                 Exhibit Index on Sequentially Numbered Page 14

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART 1    FINANCIAL INFORMATION                                             Page

Item 1:   Financial Information

          Consolidated Condensed Balance Sheets -
          March 31, 1999 and December 31, 1998..............................   3

          Consolidated Condensed Statements of Operations - Three months
          ended March 31, 1999 and 1998.....................................   4

          Consolidated Condensed Statements of Cash Flows -
          Three months ended March 31, 1999 and 1998........................   5

          Notes to Consolidated Condensed Financial Statements..............   6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  10

Item 3:   Quantitative and Qualitative Disclosures About Market Risk........  13

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings.................................................  14

Item 6:   Exhibits and Reports on Form 8-K..................................  14

          Signatures........................................................  14

Item 1.  Financial Information

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                    -----------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                           $   289,714     $ 1,127,861
Accounts receivable, net                                              7,271,746       4,950,055
Inventories                                                           3,604,924       2,915,249
Prepaid expenses                                                      1,294,434       1,316,443
Income taxes receivable                                                 444,369         444,371
Prepaid television time                                                 931,456         627,050
Advances to employees                                                   270,842         308,630
Deferred tax asset                                                      131,645          63,645
                                                                    -----------     -----------
         Total current assets                                        14,239,130      11,753,304

Property and equipment, net                                           3,510,812       3,372,509
Intangible assets, net                                                7,416,683       7,543,354
Deferred tax asset, noncurrent                                          439,791         439,791
Other assets                                                            119,478         101,914
                                                                    -----------     -----------
TOTAL ASSETS                                                        $25,725,894     $23,210,872
                                                                    ===========     ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $ 3,006,133     $ 1,878,418
Accrued expenses                                                      1,464,810       1,460,163
Loans payable to bank                                                 1,500,000               -
Notes payable, current                                                   42,325          41,951
                                                                    -----------     -----------
         Total current liabilities                                    6,013,268       3,380,532

Notes payable, noncurrent                                             2,364,181       2,376,005
                                                                    -----------     -----------
         Total liabilities                                            8,377,449       5,756,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
    no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
    28,445,835 shares issued and outstanding                             28,446          28,446
Additional paid-in capital                                           14,738,439      14,716,438
Retained earnings                                                     2,581,560       2,709,451
                                                                    -----------     -----------
         Total stockholders' equity                                  17,348,445      17,454,335
                                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $25,725,894     $23,210,872
                                                                    ===========     ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS  OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31,
-------------------------------------------------------------------------------
                                                     1999              1998
                                                  -----------       -----------
NET REVENUES                                      $ 9,749,872       $10,848,742

COST OF GOODS SOLD                                  2,657,939         2,005,414
                                                  -----------       -----------

GROSS PROFIT                                        7,091,933         8,843,328

OPERATING EXPENSES:
Selling expenses                                    5,573,895         4,740,601
General and administrative expenses                 1,665,015         1,342,704
                                                  -----------       -----------

      Total operating expenses                      7,238,910         6,083,305
                                                  -----------       -----------

OPERATING INCOME (LOSS)                              (146,977)        2,760,023

OTHER INCOME (EXPENSE), net:
Interest (expense)                                    (53,618)             (977)
Interest income                                         4,704            60,522
                                                  -----------       -----------
      Total other income (expense), net               (48,914)           59,545
                                                  -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (195,891)        2,819,568

PROVISION (BENEFIT) FOR INCOME TAXES                  (68,000)        1,213,000
                                                  -----------       -----------
NET INCOME (LOSS)                                 $  (127,891)      $ 1,606,568
                                                  ===========       ===========

NET INCOME (LOSS) PER SHARE:
Basic                                                  ($0.00)      $      0.06
                                                  ===========       ===========
Diluted                                                ($0.00)      $      0.06
                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                              28,445,835        25,464,500
                                                  ===========       ===========

Diluted options outstanding                                 0           425,755
                                                  -----------       -----------

Diluted                                            28,445,835        25,890,255
                                                  ===========       ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                        March 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           1999                          1998
                                                                                           ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $  (127,891)                  $ 1,606,568
Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                                     193,596                        20,535
         Provision for doubtful accounts                                                  (349,875)                       88,571
         Deferred taxes                                                                    (68,000)                            -
         Reserve for obsolesence                                                            16,000                        22,500
         Compensation costs related to options                                              22,001                             -
         Changes in assets and liabilities, net of effects of acquisition:
               Accounts receivable                                                      (1,971,816)                   (4,135,142)
               Inventories                                                                (705,675)                   (1,432,994)
               Prepaid expenses                                                             22,009                      (279,884)
               Prepaid television time                                                    (304,406)                      655,105
               Deposits                                                                    (20,439)                      (32,071)
               Accounts payable                                                          1,127,715                       794,838
               Accrued expenses                                                              4,647                        64,414
               Income taxes payable                                                              2                        19,000
                                                                                       -----------                   -----------
                  Net cash used in operating activities                                 (2,162,132)                   (2,608,560)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchases of property and equipment                                                       (202,353)                     (225,672)
Prepaid advances                                                                            37,788                       (17,674)
                                                                                       -----------                   -----------
                  Net cash used in investing activities                                   (164,565)                     (243,346)

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments on notes payable                                                                  (11,450)                            -
Proceeds from bank loans                                                                 1,500,000                             -
                                                                                       -----------                   -----------
                  Net cash provided by financing activities                              1,488,550                             -

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (838,147)                   (2,851,906)

CASH AND CASH EQUIVALENTS, beginning of period                                           1,127,861                     6,180,983
                                                                                       -----------                   -----------
CASH AND CASH EQUIVALENTS, end of period                                               $   289,714                   $ 3,329,077
                                                                                       ===========                   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                      $         -                   $ 1,194,000
                                                                                       ===========                   ===========
Interest paid                                                                          $    53,618                   $       977
                                                                                       ===========                   ===========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 1999, the Company completed the following transactions:
Recorded $22,001 to additional paid-in capital for compensation costs related to options.

           See notes to consolidated condensed financial statements

                       PROLONG INTERNATIONAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BUSINESS

     Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In June 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. In 1998, Prolong International Holdings Ltd. was formed as a wholly-owned subsidiary of PIC. At the same time, Prolong International Ltd. was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd. PIC, through its subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a patented complete line of high-performance and high-quality lubricants and appearance products.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Form 10-K for the year ended December 31, 1998 filed by the Company with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consist of the following:

                                              March 31        December 31,
                                                1999             1998
                                             ----------       -----------
                                             (Unaudited)

       Raw Materials                         $  729,887        $  936,451
       Finished goods                         2,092,105         1,430,797
       Promotional Items                        782,932           548,001
                                             ----------        ----------
                                             $3,604,924        $2,915,249
                                             ==========        ==========

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                              March 31,        December 31,
                                                1999              1998
                                             -----------       -----------
                                             (Unaudited)
Building                                      $2,273,907        $2,268,559
Computer equipment                               265,647           230,264
Office equipment                                  55,752            54,073
Furniture and fixtures                           400,093           255,669
Automotive equipment                              35,925            35,925
Exhibit equipment                                115,143           115,143
Machinery and equipment                           13,349            12,174
Molds and dies                                    77,537            63,193
                                              ----------        ----------
                                               3,237,353         3,035,000
Less accumulated depreciation                   (264,541)         (200,491)
                                              ----------        ----------
                                               2,972,812         2,834,509
Land                                             538,000           538,000
                                              ----------        ----------
                                              $3,510,812        $3,372,509
                                              ==========        ==========


5.  NOTES PAYABLE

    Notes payable consist of the following as of March 31, 1999:

    a)  Note payable to a bank bearing interest at 7.875% per
        annum to be repaid in monthly principal and interest
        payments of $13,050 with a final payment of all
        remaining unpaid principal and interest due on May 1, 2008.  $1,671,454



    b)  Loan from CDC Small Business Finance Corporation
        bearing interest at 7.65% per annum to be repaid in
        monthly principal and interest payments of $6,376 each
        through July 1, 2018.                                           735,052
                                                                     ----------
                                                                      2,406,506

        Less current maturities                                         (42,325)
                                                                     ----------
                                                                     $2,364,181
                                                                     ==========

         Year ending December 31,
         1999                                            $   42,325
         2000                                                48,667
         2001                                                52,264
         2002                                                56,133
         2003                                                57,969
         Thereafter                                       2,149,148
                                                         ----------
                                                         $2,406,506
                                                         ==========


6.  CONTINGENCIES

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

    PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiff's claims and plan to vigorously defend against the claims. The defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. These motions are scheduled for determination in the near future. The defendants successfully moved to change venue and the case has been ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. The parties have agreed to attempt to mediate the dispute. They are engaged in settlement discussions in an effort to resolve the matter. However, it is too early to tell whether an acceptable settlement can be reached.

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

ITEM 2:
-------

                       PROLONG INTERNATIONAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                       Percentage of Net Revenues

                                                           Three Months Ended
                                                                March 31,
                                                    ------------------------------
                                                           1999           1998
                                                    ------------------------------

Net revenues                                                 100.0           100.0
Cost of goods sold                                            27.3            18.5
                                                    ------------------------------
Gross profit                                                  72.7            81.5
Selling expenses                                              57.2            43.7
General and administrative expenses                           17.0            12.4
                                                    ------------------------------
Operating income (loss)                                       (1.5)           25.4
Other income (expense)                                        (0.5)            0.6
                                                    ------------------------------
Income (loss) before income taxes                             (2.0)           26.0
Provision (benefit) for income taxes                          (0.7)           11.2
                                                    ------------------------------
Net income (loss)                                             (1.3)           14.8
                                                    ------------------------------


Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

Net revenues for the three months ended March 31, 1999 were approximately $9,750,000 as compared to approximately $10,849,000 for the comparable period of the prior year, a decrease of $1,099,000 or 10.1%. Revenues for the three month period ended March 31, 1999 were derived from the following sources: Direct response television sales of $1,054,000; retail sales of $8,012,000; industrial sales of $199,000; and, international and other sales of $485,000. Revenues for the three month period ended March 31, 1998 were derived from the following sources: Direct response television sales of $1,957,000; retail sales of $8,055,000; industrial sales of $316,000; and, international and other sales of $521,000.

During the first quarter of 1999, retail sales were 82.2% of total revenues while direct response television sales comprised 10.8% of total revenues.
During the first quarter of 1998, direct response television sales comprised 18.0% of total revenues while retail sales were 74.2%. This shift in the mix of sales resulted from pursuit of sales to retail chain stores and mass merchandisers. The lower retail sales for the period ended March 31, 1999 versus the same period a year ago, reflect a large initial stocking order from a new retailer in the first quarter of 1998.

Cost of goods sold for the three months ended March 31, 1999 was approximately $2,658,000 as compared to $2,005,000 for the comparable period of the prior year, an increase of $653,000 or 32.6%. As a percentage of sales, cost of goods sold increased from 18.5% for the three months ended March 31, 1998 to 27.3% for the three months ended March 31, 1999. This increase was mainly attributable to the higher cost of new packaging (introduced in the second quarter of 1998) for the super lubricants, one-time display costs associated with the launch of the new automotive appearance products and a shift in product mix with the appearance products yielding lower gross margins than the lubricant products.

Selling expenses of $5,574,000 for the three months ended March 31, 1999 represented an increase of $833,000 over the comparable period of the prior year. This 17.6% increase was primarily the result of marketing allowances to retail customers, increased endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for media and print advertising and increased television air-time purchases. Selling expenses as a percentage of sales were 57.2% for the three months ended March 31, 1999 versus 43.7% for the comparable period of the previous year.

General and administrative expenses for the three months ended March 31, 1999 were approximately $1,665,000 as compared to $1,343,000 for the three months ended March 31, 1998, an increase of $322,000 or 24.0%. This increase is primarily attributable to additional salaries and benefits for new employees, costs related to the design of the Company's new web site, and higher legal expenses.

Interest expense of $54,000 for the three months ended March 31, 1999 represented an increase of $53,000 over the comparable period in 1998. The increase is attributable to the financing related to the purchase of the Company's new facility in April 1998 in Irvine, California.

For the three month period ended March 31, 1999, the Company generated net interest income of $5,000 as compared to $61,000 for the comparable period in 1998. The decrease is attributable to the decrease of cash balances in interest bearing accounts.

Net income (loss) for the three month period ended March 31, 1999 was approximately $(128,000) as compared to approximately $1,607,000 for the comparable period in the prior year, a decrease of $1,735,000. The decrease is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements, which consist mainly of inventory purchases and to support the increasing receivables balance, which is a result of the change in the mix of sales. At March 31, 1999, the Company had net working capital of $8,226,000 as compared to $8,373,000 at December 31, 1998 or a decrease of $147,000. The Company has a $4,000,000 line of credit with a bank, which is renewable in July 1999 and is collateralized by inventories and receivables. There were $1,500,000 borrowings outstanding against this line of credit as of March 31, 1999.

During the three months ended March 31, 1999, the Company used $2,162,000 to fund operations, which consisted primarily of increases in receivables, inventories, prepaid television time, and payables and $165,000 to fund investing activities, primarily purchases of property and equipment.

The Company does not anticipate the need for any material production-related capital expenditures as it will continue with its strategy to subcontract all future manufacturing, bypassing the need for any manufacturing infrastructure investment. However, the Company does anticipate ongoing capital expenditures for furniture and equipment associated with its office and warehouse facility and additional computer related equipment. Additionally, the Company plans to significantly increase its level of operations, and, in particular, plans to increase its marketing activities to include additional markets in the United States and abroad. The Company anticipates that all of these activities will be funded by operations, working capital and existing credit facilities.


YEAR 2000 READINESS DISCLOSURE

PIC has developed and is well into implementing a company-wide Year 2000 plan (the "Plan") with the intent to ensure that its computer equipment and operations will become "Year 2000 compliant". PIC has formed a Year 2000 response team comprised of key members from various business areas to review and respond quickly to Year 2000 issues as they occur. The response team is expected to be on call during the millennium change to monitor and provide solutions to any issues that arise. PIC's Year 2000 Plan is directed to four major areas: products, internal systems (including information technology (IT) and non-IT systems), suppliers and dealers. PIC's Year 2000 Plan includes a series of initiatives to ensure that all of the computer hardware, software and communications systems will function without incident at the turn of the millennium and beyond. To date, the cost to identify, assess and remediate PIC's Year 2000 issues is not expected to be material to PIC's financial condition or impact business operations. None of PIC's other information technology projects have been delayed or deferred as a result of Year 2000 assessment and remediation. PIC is progressing with replacement or enhancement to internal IT systems and functions.

During the assessment and remediation phase of the Year 2000 Plan, PIC identified and corrected problems involving calculations or data manipulation based on date values. PIC upgraded to software products with proven versions of Year 2000 compliant products. The use of Year 2000 certified software and product upgrades has further strengthened PIC's Year 2000 transition position. In addition, PIC has also assessed and remediated non-IT support systems such as phone switches, copier/facsimile machines and facility security systems. With regard to the outside supplier portion of the Plan, PIC is currently assessing Year 2000 readiness of production and distribution suppliers based on projected severity levels of Year 2000 outage issues. Suppliers have been asked to respond to a compliance questionnaire and initial responses to these questionnaires have been received. Based on the response thus far, PIC believes that the worst case scenario with respect to Year 2000 issues is the failure of a supplier to become Year

2000 compliant in time. It is projected that such a failure by a supplier would result in disruption of manufacturing and distribution functions and the implementation of manual systems and processes until such time as the failure is cured. At the present time, PIC expects to be fully Year 2000 compliant by the third quarter of 1999.

The Company presently believes it has an effective Plan to anticipate and resolve any potential internal Year 2000 issues in a timely manner. In addition, the Company has reviewed potential Year 2000 failure points and implemented corrective action to resolve any issues in addition to providing manual systems and procedures to ensure business needs are being serviced until such time as Year 2000 automated system failures can be remediated and corrected. The Company plans to have its contingency plan in place by October 31, 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At March 31, 1999 and December 31, 1998, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at March 31, 1999 and December 31, 1998.


RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 1998, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PROLONG INTERNATIONAL CORPORATION

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 6 of the notes to consolidated condensed financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1  Financial Data Schedule (electronic filing only)

(b)  Reports on Form 8-K

     The following Form 8-K was filed during the first quarter of 1999:

     On January 13, 1999, PIC filed a Form 8-K to disclose that the Court entered a preliminary injunction in the class action filed on or about November 17, 1998 by Michael Walczak, et al.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PROLONG INTERNATIONAL CORPORATION

Date:  May 13, 1999                    /s/   Nicholas Rosier
                                 ---------------------------------
                                 Nicholas Rosier
                                 Chief Financial Officer