Form 10-Q
period 1999-06-30
PROLONG INTERNATIONAL CORP
filed 1999-08-16
CIK 1016965

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                             (1)  Yes [X]   No [_]

                             (2)  Yes [X]   No [_]


There were   28,445,835    shares of the registrant's common stock ($0.001 par
           ---------------
value) outstanding as of  August 11,  1999.


                              Page 1 of 18 pages
                Exhibit Index on Sequentially Numbered Page 17

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS



PART 1    FINANCIAL INFORMATION                                                    Page
Item 1:   Financial Information

          Consolidated Condensed Balance Sheets -
          June 30, 1999 and December 31, 1998.................................     3

          Consolidated Condensed Statements of Operations - Three months
          and Six months ended June 30, 1999 and 1998.........................     4

          Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 1999 and 1998.............................     5

          Notes to Consolidated Condensed Financial Statements................     6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................    10


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings...................................................    17

Item 4:   Submission of Matters to a Vote of Security Holders.................    17

Item 6:   Exhibits and Reports on Form 8-K....................................    17

          Signatures..........................................................    18

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                                                          June 30,            December 31,
                                                                            1999                  1998
                                                                            ----                  ----
                                                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $     356,788         $   1,127,861
Accounts receivable, net                                                   8,616,918             4,950,055
Inventories                                                                4,717,104             2,915,249
Prepaid expenses                                                           1,493,673             1,316,443
Prepaid Income taxes                                                         103,353               444,371
Prepaid television time                                                      549,472               627,050
Advances to employees                                                        252,240               308,630
Deferred tax asset                                                           970,645                63,645
                                                                       -------------         -------------

          Total current assets                                            17,060,193            11,753,304

Property and equipment, net                                                3,629,901             3,372,509

Intangible assets, net                                                     7,290,011             7,543,354

Deferred tax asset, noncurrent                                               439,791               439,791

Other assets                                                                 162,054               101,914
                                                                       -------------         -------------

TOTAL ASSETS                                                           $  28,581,950         $  23,210,872
                                                                       =============         =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                       $   4,452,588         $   1,878,418
Accrued expenses                                                           2,184,851             1,460,163
Loans payable to bank                                                      3,735,000                     -
Notes payable, current                                                        42,372                41,951
                                                                       -------------         -------------

          Total current liabilities                                       10,414,811             3,380,532

Notes payable, noncurrent                                                  2,353,196             2,376,005
                                                                       -------------         -------------
          Total liabilities                                               12,768,007             5,756,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
  28,445,835 shares issued and outstanding                                    28,446                28,446
Additional paid-in capital                                                14,760,439            14,716,438
Retained earnings                                                          1,025,058             2,709,451
                                                                       -------------         -------------

          Total stockholders' equity                                      15,813,943            17,454,335
                                                                       -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  28,581,950         $  23,210,872
                                                                       =============         =============

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                             ----------------------             ----------------------
                                                             1999              1998              1999             1998
                                                             ----              ----              ----             ----
NET REVENUES                                              $  12,001,207     $   8,399,828     $  21,751,079    $  19,248,570

COST OF GOODS SOLD                                            3,029,505         1,641,800         5,687,444        3,647,214
                                                          -------------     -------------     -------------    -------------

GROSS PROFIT                                                  8,971,702         6,758,028        16,063,635       15,601,356

OPERATING EXPENSES:
Selling expenses                                              9,113,702         5,158,486        14,687,597        9,899,087
General and administrative expenses                           2,150,561         1,383,109         3,815,576        2,725,813
                                                          -------------     -------------     -------------    -------------

          Total operating expenses                           11,264,263         6,541,595        18,503,173       12,624,900
                                                          -------------     -------------     -------------    -------------

OPERATING INCOME (LOSS)                                      (2,292,561)          216,433        (2,439,538)       2,976,456

OTHER INCOME (EXPENSE), net:
Interest (expense)                                             (104,902)          (35,732)         (158,520)         (36,709)
Interest income                                                   1,961            28,023             6,665           88,545
                                                          -------------     -------------     -------------    -------------

          Total other income (expense), net                    (102,941)           (7,709)         (151,855)          51,836
                                                          -------------     -------------     -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              (2,395,502)          208,724        (2,591,393)       3,028,292

PROVISION (BENEFIT) FOR INCOME TAXES                           (839,000)           93,000          (907,000)       1,306,000
                                                          -------------     -------------     -------------    -------------

NET INCOME (LOSS)                                         $  (1,556,502)    $     115,724     $  (1,684,393)   $   1,722,292
                                                          =============     =============     =============    =============

NET INCOME (LOSS) PER SHARE
Basic                                                            ($0.06)            $0.01            ($0.06)           $0.07
                                                          =============     =============     =============    =============
Diluted                                                          ($0.06)            $0.01            ($0.06)           $0.07
                                                          =============     =============     =============    =============
WEIGHTED AVERAGE COMMON SHARES
Basic                                                        28,445,835        25,464,500        28,445,835       25,464,500

Diluted options outstanding                                           0           292,329                 0          362,625
                                                          -------------     -------------     -------------    -------------
Diluted                                                      28,445,835        25,756,829        28,445,835       25,827,125
                                                          =============     =============     =============    =============

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                     --------------------------------------------
                                                                                          1999                          1998
                                                                                          ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $   (1,684,393)                $   1,722,292
Adjustments to reconcile net income to net cash provided by
       (used) in operating activities :
       Depreciation and amortization                                                        415,818                        65,283
       Provision for doubtful accounts                                                     (289,875)                      178,571
       Deferred taxes                                                                      (907,000)                            -
       Reserve for obsolesence                                                               20,000                        45,000
       Compensation costs related to options                                                 44,001                             -
       Changes in assets and liabilities, net of effects of acquisition :
             Accounts receivable                                                         (3,376,988)                   (1,555,834)
             Inventories                                                                 (1,821,855)                   (2,603,991)
             Prepaid expenses                                                              (177,230)                     (429,662)
             Prepaid income taxes                                                           341,018                             -
             Prepaid television time                                                         77,578                       347,971
             Deposits                                                                       (65,890)                     (215,897)
             Accounts payable                                                             2,574,170                       861,198
             Accrued expenses                                                               724,688                      (211,598)
             Income taxes payable                                                                 -                     (1,436,197)
                                                                                     --------------                 --------------
                 Net cash (used in) operating activities                                 (4,125,958)                    (3,232,864)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchases of property and equipment                                                        (414,117)                      (532,630)
Prepaid advances                                                                             56,390                        (34,336)
                                                                                     --------------                 --------------
                 Net cash (used in) investing activities                                   (357,727)                      (566,966)

CASH FLOWS FROM FINANCING ACTIVITIES :
Payments on notes payable                                                                   (22,388)                        (3,533)
Proceeds from bank loans                                                                  3,735,000                              -
                                                                                     --------------                 --------------

                 Net cash provided by financing activities                                3,712,612                         (3,533)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (771,073)                    (3,803,363)

CASH AND CASH EQUIVALENTS, beginning of period                                            1,127,861                      6,180,983
                                                                                     --------------                 --------------
CASH AND CASH EQUIVALENTS, end of period                                             $      356,788                 $    2,377,620
                                                                                     ==============                 ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                    $            -                 $    2,742,200
                                                                                     ==============                 ==============
Interest paid                                                                        $      104,902                 $       36,709
                                                                                     ==============                 ==============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1998, the Company completed the following transactions:
Financed the purchase of the office and warehouse facility with $2,421,000 in long-term notes payable.
During 1999, the Company completed the following transactions:
Recorded $44,001 to additional paid-in capital for compensation costs related to stock options.

           See notes to consolidated condensed financial statements.

                       PROLONG INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BUSINESS

     Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In June 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. In 1998, Prolong International Holdings Ltd. was formed as a wholly-owned subsidiary of PIC. At the same time, Prolong International Ltd. was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd. PIC, through its subsidiaries, is engaged in the manufacture, sale and distribution of a line of high performance and high quality lubricants and car care appearance products under the brand names Prolong(R) and Prolong Super Lubricants(R).

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Form 10-K for the year ended December 31, 1998 filed by the Company with the Securities and Exchange Commission.

3.    INVENTORIES

     Inventories consist of the following:

                                  June 30,      December 31,
                                   1999            1998
                                   ----            ----
                                (Unaudited)

     Raw materials              $1,368,483      $  936,451
     Finished goods              2,552,396       1,430,797
     Promotional items             796,225         548,001
                                ----------      ----------
                                $4,717,104      $2,915,249
                                ==========      ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               June 30,     December 31,
                                                1999           1998
                                                ----           ----
                                             (Unaudited)

     Building                                 $2,280,014    $2,268,559
     Computer equipment                          277,523       230,264
     Office equipment                             55,753        54,073
     Furniture and fixtures                      571,964       255,669
     Automotive equipment                         35,925        35,925
     Exhibit equipment                           115,143       115,143
     Molds and dies                               99,445        63,193
     Machinery and equipment                      13,350        12,174
                                              ----------    ----------

                                               3,449,117     3,035,000
     Less accumulated depreciation              (357,216)     (200,491)
                                              ----------    ----------

                                               3,091,901     2,834,509
     Land                                        538,000       538,000
                                              ----------    ----------

                                              $3,629,901    $3,372,509
                                              ==========    ==========



5.   LOANS PAYABLE TO BANK

     The bank increased the line of credit available to the Company from $4 million to $6.5 million on June 8, 1999. As of October 1, 1999, the credit line reverts to $4 million until January 31, 2000, at which time the line is subject to renewal. In conjunction with the credit line increase, the bank revised certain financial covenants. As of June 30, 1999, the Company was in default with respect to four of the financial covenants.

     On August 13, 1999, the Company received a verbal notification of forbearance from the bank. Conditions attached to this forbearance notice are currently pending negotiations.


6.   NOTES PAYABLE

     Notes payable consist of the following as of June 30, 1999:

     1)  Note payable to a bank bearing interest at 7.875% per
         annum to be repaid in monthly principal and interest
         payments of $13,050 with a final payment of all
         remaining unpaid principal and interest due on May 1,
         2008.                                                      $1,667,990

     2) Loan from CDC Small Business Finance Corporation bearing interest at 7.65% per annum to be repaid in monthly
        principal and interest payments of $6,376 each through
        July 1, 2018 .                                                 727,578
                                                                    ----------



                                                                     2,395,568
        Less current maturities                                        (42,372)
                                                                    ----------
                                                                    $2,353,196
                                                                    ==========
        Year ending December 31,
        1999                                                        $   22,011
        2000                                                            46,444
        2001                                                            50,256
        2002                                                            53,971
        2003                                                            57,969
        Thereafter                                                   2,164,917
                                                                    ----------

                                                                    $2,395,568
                                                                    ==========

7.   CONTINGENCIES

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

     On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is vacated. The Court ordered the plaintiffs to post a bond in the amount of $100,000, which bond has been posted. PIC has appealed the Court's preliminary injunction ruling to the Ninth Circuit.

     PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiff's claims and plan to vigorously defend against the claims. The defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. The defendants successfully moved to transfer venue to the federal court in Orange County, California, where PIC's principal office is located.

ITEM 2:
-------


                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                       Percentage of Net Revenues

                                             Three Months Ended           Six Months Ended
                                                June  30,                     June 30,
                                            --------------------         ------------------
                                              1999         1998           1999         1998
                                           ---------------------         ------------------
Net revenues                                  100.0      100.0             100.0      100.0
Cost of goods sold                             25.2       19.5              26.1       18.9
                                           -------------------           ------------------
Gross profit                                   74.8       80.5              73.9       81.1
Selling expenses                               75.9       61.4              67.6       51.4
General and administrative expenses            17.9       16.5              17.5       14.2
                                           -------------------           ------------------
Operating income (loss)                       (19.0)       2.6             (11.2)      15.5
Other income (expense)                         (0.9)      (0.1)             (0.7)       0.3
                                           -------------------           ------------------
Income (loss) before income taxes             (19.9)       2.5             (11.9)      15.8
Provision (benefits) for income taxes          (7.0)       1.1              (4.2)       6.8
                                           -------------------           ------------------
Net income (loss)                             (12.9)       1.4              (7.7)       9.0
                                           ===================           ==================


Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

Net revenues for the three months ended June 30, 1999 were approximately $12,000,000 as compared to approximately $8,400,000 for the comparable period of the prior year, an increase of $3,600,000 or 42.9%. Revenues for the three month period ended June 30, 1999 were derived from the following sources: Direct response infomercial sales of $2,017,000 ($1,807,000 of appearance products and $210,000 of lubricants); retail sales of $9,202,000 ($1,994,000 of appearance products and $7,208,000 of lubricants); industrial sales of $191,000; and, international and other sales of $590,000. Revenues for the three month period ended June 30, 1998 were derived from the following sources: Direct response infomercial sales of $1,385,000 (all lubricant products); retail sales of $6,151,000 (all lubricant products); industrial sales of $297,000; and, international and other sales of $567,000. The increase in sales is mainly attributable to the launch of the new automotive appearance products.

For the three month period ended June 30, 1999, retail sales were 76.7% of total revenues while direct response infomercial sales comprised 16.8% of total revenues. For the three month period ended June 30, 1998, direct response infomercial sales comprised 16.5% of total revenues while retail sales were 73.2%.

Cost of goods sold for the three months ended June 30, 1999 was approximately $3,030,000 as compared to $1,642,000 for the comparable period of the prior year, an increase of $1,388,000 or 84.5%. As a percentage of sales, cost of goods sold increased from 19.5% in 1998 to 25.2% in 1999. This increase was mainly attributable to the higher cost of new packaging (introduced toward the end of the second quarter of 1998) for the lubricant products and a shift in product mix with the appearance products yielding lower gross margin than the lubricant products.

Selling expenses of approximately $9,114,000 for the three months ended June 30, 1999 represented an increase of $3,956,000 over the comparable period of the prior year. This 76.7% increase was primarily the result of marketing allowances to retail customers, one time sales slotting fees to new retailers, commissions as a result of increased sales, promotional activities to promote product awareness, and increased telemarketing expenses and television air-time purchases relating to the continued launch of the new appearance products. Selling expenses as a percentage of sales were 75.9% for the three months ended June 30, 1999 versus 61.4% for the comparable period of the previous year. Selling expenses as a percentage of sales increased largely due to the high level of air-time purchases required to introduce the appearance line of products to the marketplace during the beginning of the buying season for these products. Additionally, large one time slotting fees were paid during the quarter in order to obtain large new sources of product distribution. Other contributing factors to the increase as a percentage of sales were significant promotional activities and telemarketing expenses to continue to build brand awareness.

General and administrative expenses for the three months ended June 30, 1999 were approximately $2,151,000 as compared to $1,383,000 for the three months ended June 30, 1998, an increase of $768,000 or 55.5%. This increase is primarily attributable to salaries and benefits for new employees, general insurance expenses, costs related to the design of the Company's new e-commerce website and higher legal expenses.

Interest expense of approximately $105,000 for the three months ended June 30, 1999 represented an increase of $69,000 over the comparable period of the prior year. The increase is attributable to the increase in bank loans payable.

For the three month period ended June 30, 1999, the Company generated net interest income of approximately $2,000 as compared to approximately $28,000 for the comparable period in 1998. The decrease is attributable to the decrease of cash balances in interest bearing accounts.

Net income (loss) for the three month period ended June 30, 1999 was approximately $(1,557,000) compared to approximately $116,000 for the comparable period in the prior year, a decrease of $1,673,000. The decrease is a result of the factors discussed above.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

Net revenues for the six months ended June 30, 1999 were approximately $21,751,000 as compared to approximately $19,249,000 for the comparable period in the prior year, an increase of $2,502,000 or 13.0%. Revenues for the six month period ended June 30, 1999 were derived from the following sources: Direct response infomercial sales of $3,068,000 ($2,147,000 of appearance products and $921,000 of lubricants); retail sales of $17,218,000 ($4,245,000 of appearance products and $12,973,000 of lubricants); industrial sales of $391,000; and, international and other sales of $1,074,000. Revenues for the six month period ended June 30, 1998 were derived from the following sources: Direct response infomercial sales of $3,342,000 (all lubricants); retail sales of $14,206,000 (all lubricants); industrial sales of $613,000; and, international and other sales of $1,088,000. The increase in sales is mainly attributable to sales of approximately $6,400,000 of the new automotive appearance products which was partially offset by a decrease in lubricant sales of approximately $3,700,000. The decrease in lubricant sales was attributable to a reduction in direct response television sales resulting from reduced purchases of air time as the lubricant television show reached the end of its effective life.

For the six month period ended June 30, 1999, retail sales were 79.2% of total revenues while direct response infomercial sales comprised 14.1% of total revenues. For the six month period ended June 30, 1998, direct response infomercial sales comprised 17.4% of total revenues while retail sales were 73.8%.

Cost of goods sold for the six months ended June 30, 1999 was approximately $5,687,000 as compared to $3,647,000 for the comparable period of the prior year, an increase of $2,040,000 or 55.9%. Cost of goods sold, as a percentage of sales, increased from 18.9% for the six month period ended June 30, 1998 to 26.1% for the comparable period in 1999. The increase was mainly attributable to the higher cost of new packaging (introduced toward the end of the second quarter of 1998) for the lubricant products and a shift in product mix with the appearance products yielding lower gross margin than the lubricant products.

Selling expenses of $14,688,000 for the six months ended June 30, 1999 represented an increase of $4,789,000 over the comparable period of the prior year. This 48.4% increase was primarily the result of salaries and benefits for new employees, marketing allowances to retail customers, one time sales slotting fees to new retailers, commissions as a result of increased sales, promotional activities, expenditures for print and media advertising, and increased telemarketing expenses and television air-time purchases relating to the launch of the new appearance product line. Selling expenses as a percentage of sales were 67.6% for the six months ended June 30, 1999 versus 51.4% for the comparable period of the previous year. Selling expenses as a percentage of sales increased largely due to the high level of air-time purchases required to introduce the appearance line of products to the marketplace during the beginning of the buying season for these products. Additionally, large one time slotting fees were paid during the six month period in order to obtain large new sources of product distribution. Other contributing factors to the increase as a percentage of sales were significant promotional activities and telemarketing expenses to continue to build brand awareness.

General and administrative expenses for the six months ended June 30, 1999 were approximately $3,816,000 as compared to $2,726,000 for the six months ended June 30, 1998, an increase of $1,090,000 or 40.0%. This increase is primarily attributable to salaries and benefits for new employees, increases in legal expenses, general insurance expenses, and costs related to the design of the Company's new e-commerce website. As a percentage of sales, general and administrative expenses increased from 14.2% for the six months ended June 30, 1998 to 17.5% for the same period in 1999. This increase was largely attributable to higher than normal legal fees required to handle outstanding legal matters and the development costs for the Company's e-commerce website.

Interest expense of approximately $159,000 for the six months ended June 30, 1999 represented an increase of $122,000 over the comparable period of the prior year. The increase is attributable to the financing related to the purchase of the Company's facility in Irvine, California and interest expenses related to the outstanding bank loan.

For the six months ended June 30, 1999, the Company generated net interest income of approximately $6,700 as compared to approximately $89,000 for the comparable period in 1998. The decrease is attributable to the decrease of cash balances in interest bearing accounts.

Net income (loss) for the six month period ended June 30, 1999 was approximately $(1,684,000) as compared to approximately $1,722,000 for the comparable period in the prior year, a decrease of $3,406,000. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had net working capital of $6,645,000 as compared to $8,373,000 at December 31, 1998 or a decrease of $1,728,000. During the six months ended June 30, 1999, the Company used approximately $4,100,000 in operating activities largely to fund a $3,300,000 increase in accounts receivable, a $1,800,000 increase in inventories and $1,700,000 of losses during the period. These uses of cash were partially offset by a $3,300,000 increase in accounts payable and accrued expenses. Additionally, the Company used approximately $400,000 for investing activities which were primarily purchases of property and equipment. These uses of cash were funded during the six months ended June 30, 1999 primarily by existing cash reserves and proceeds from the Company's bank credit line.

In June, 1999, the bank reviewed the line of credit facility and agreed to increase the amount available to $6,500,000 until October 1, 1999 at which time the amount available reverts to $4,000,000. The line is subject to renewal on January 31, 2000. As of June 30, 1999, the Company was in default with respect to four of the financial covenants. On August 13, 1999, the Company received a verbal notification of forbearance from the bank. Conditions attached to this forbearance notice are currently pending negotiations. During the second quarter of 1999, the Company began to implement certain measures to reduce expenditures including such strategies as evaluating the purchase of television air time, a reallocation of advertising dollars, a review of sponsorship payments and motorsports promotional activities, a curtailment of legal expenses and reductions in general and administrative expenses. Additionally, the Company is evaluating strategies to convert assets to cash on a more efficient basis and reviewing other strategies to optimize the generation of cash flow.

The Company does not anticipate the need for any material production-related capital expenditures as it will continue with its strategy to subcontract all future manufacturing, bypassing the need for any material manufacturing infrastructure investment. The Company anticipates that its activities will be funded by working capital and existing credit facilities. The Company may need to seek additional financing in the future, but this is not anticipated at the current time, nor is there any assurance that appropriate financing can be obtained, if needed.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At June 30, 1999 and December 31, 1998, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at June 30, 1999 and December 31, 1998.

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

                       PROLONG INTERNATIONAL CORPORATION
                          PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 7 of the notes to consolidated condensed financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Stockholders was held on June 16, 1999.
(b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                                       Number of       Number of Votes      Number of Votes       Number of
                                                                 -----                -----
          Name           Class #      Votes "For"         "Against"            "Abstain"          "Non-Votes"
          ----           -------      -----------         ---------            ---------          -----------
Bruce F. Barnes             I          24,326,138          124,250                0                3,995,447
William J. Howell           I          24,326,138          124,250                0                3,995,447

(c) Proposal Two to appoint Deloitte & Touche, LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

      Number of               Number of             Number of              Number of               Number of
     Votes "For"           Votes "Against"       Votes "Abstain"        Votes "Withheld"          "Non-Votes"
----------------------  ---------------------  --------------------  ----------------------  ---------------------
      24,401,023                5,850                43,515                       0                 3,995,447


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

                       PROLONG INTERNATIONAL CORPORATION

Date: August 16, 1999             /s/ Nicholas Rosier
                            ----------------------------

                            Nicholas Rosier

                            Chief Financial Officer