Form 10-Q
period 1999-09-30
PROLONG INTERNATIONAL CORP
filed 1999-11-12
CIK 1016965

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For the transition period from ____________________to______________________


                     Commission File No       0-22803
                                        ------------------


                       PROLONG INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


      Nevada                                             6 Thomas                                          74-2234246
(State or other jurisdiction                         Irvine, CA  92816                           (IRS Employer Idenfication No.)
of incorporation or organization)     (Address of principal executive offices) (Zip Code)

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

                            (1)  Yes [X]  No [_]

                            (2)  Yes [X]  No [_]

There were 28,445,835 shares of the registrant's common stock ($0.001 par value) outstanding as of November 8, 1999.

                              Page 1 of 15 pages
                Exhibit Index on Sequentially Numbered Page 15

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART 1    FINANCIAL INFORMATION                                              Page

Item 1:   Financial Information

          Consolidated Condensed Balance Sheets -
          September 30, 1999 and December 31, 1998.........................   3

          Consolidated Condensed Statements of Operations - Three months
          and Nine months ended September 30, 1999 and 1998................   4

          Consolidated Condensed Statements of Cash Flows -
          Nine months ended September 30, 1999 and 1998....................   5

          Notes to Consolidated Condensed Financial Statements.............   6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  10

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.......  14

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings................................................  15

Item 6:   Exhibits and Reports on Form 8-K.................................  15

          Signatures.......................................................  15

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                  ASSETS

                                                                                    September 30,                December 31,
                                                                                        1999                        1998
                                                                                        ----                        ----
                                                                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                            $ 1,228,845                  $ 1,127,861
Accounts receivable, net                                                               7,030,572                    4,950,055
Inventories, net                                                                       3,078,345                    2,915,249
Prepaid expenses                                                                         831,423                    1,316,443
Prepaid income taxes                                                                           -                      444,371
Prepaid television time                                                                        -                      627,050
Advances to employees                                                                    252,145                      308,630
Deferred tax asset                                                                     1,297,997                       63,645
                                                                                     -----------                  ------------
           Total current assets                                                       13,719,327                   11,753,304

Property and equipment, net                                                            3,557,610                    3,372,509

Intangible assets, net                                                                 7,163,341                    7,543,354

Deferred tax asset, noncurrent                                                           439,791                      439,791

Other assets                                                                             784,273                      101,914
                                                                                     -----------                  ------------
TOTAL ASSETS                                                                         $25,664,342                  $23,210,872
                                                                                     ===========                  ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $ 2,756,640                  $ 1,878,418
Accrued expenses                                                                       1,118,228                    1,460,163
Loans payable to bank                                                                  3,985,000                            -
Notes payable, current                                                                    42,372                       41,951
                                                                                     -----------                  ------------
           Total current liabilities                                                   7,902,240                    3,380,532

Notes payable, noncurrent                                                              2,342,432                    2,376,005
                                                                                     -----------                  ------------
           Total liabilities                                                          10,244,672                    5,756,537


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
  28,445,835 shares issued and outstanding                                                28,446                       28,446
Additional paid-in capital                                                            14,782,438                   14,716,438
Retained earnings                                                                        608,786                    2,709,451
                                                                                     -----------                  ------------
           Total stockholders' equity                                                 15,419,670                   17,454,335
                                                                                     -----------                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $25,664,342                  $23,210,872
                                                                                     ===========                  ============

           See notes to consolidated condensed financial statements.

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS  OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                    ----------------------------------    -----------------------------------
                                                           1999               1998               1999               1998
                                                           ----               ----               ----               ----
NET REVENUES                                            $ 9,758,596       $ 9,662,580         $31,509,675       $28,911,150

COST OF GOODS SOLD                                        2,482,588         2,460,591           8,170,032         6,107,805
                                                        -----------      ------------         -----------       -----------
GROSS PROFIT                                              7,276,008         7,201,989          23,339,643        22,803,345

OPERATING EXPENSES:
Selling and marketing                                     6,400,017         4,990,880          21,087,614        14,889,967
General and administrative                                1,379,843         1,337,663           5,195,419         4,063,476
                                                        -----------      ------------         -----------       -----------
          Total operating expenses                        7,779,860         6,328,543          26,283,033        18,953,443
                                                        -----------      ------------         -----------       -----------
OPERATING INCOME (LOSS)                                    (503,852)          873,446          (2,943,390)        3,849,902

OTHER INCOME (EXPENSE), net:
Interest (expense)                                         (138,599)          (42,777)           (297,119)          (79,486)
Interest income                                               2,179            16,482               8,844           105,027
                                                        -----------      ------------         -----------       -----------
          Total other income (expense), net                (136,420)          (26,295)           (288,275)           25,541
                                                        -----------      ------------         -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            (640,272)          847,151          (3,231,665)        3,875,443

PROVISION (BENEFIT) FOR INCOME TAXES                       (224,000)          363,020          (1,131,000)        1,669,020
                                                        -----------      ------------         -----------       -----------
NET INCOME (LOSS)                                       $  (416,272)     $    484,131         $(2,100,665)      $ 2,206,423
                                                        ===========      ============         ===========       ===========

NET INCOME (LOSS) PER SHARE
Basic                                                        ($0.01)     $       0.02              ($0.07)      $      0.09
                                                        ===========      ============         ===========       ===========
Diluted                                                      ($0.01)     $       0.02              ($0.07)      $      0.09
                                                        ===========      ============         ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
Basic                                                    28,445,835        25,464,575          28,445,835        25,464,525

Diluted options outstanding                                       0            97,289                   0           397,603
                                                        -----------      ------------         -----------       -----------
Diluted                                                  28,445,835        25,561,864          28,445,835        25,862,128
                                                        ===========      ============         ===========       ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                      ----------------------------------------
                                                                                          1999                    1998
                                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $ (2,100,665)           $ 2,206,423
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                                           631,343                106,963
      Provision for doubtful accounts                                                        (274,875)               288,571
      Deferred taxes                                                                         (789,981)                     -
      Reserve for obsolesence                                                                  25,891                 67,500
      Compensation costs related to options                                                    66,000                      -
      Changes in assets and liabilities, net of effects of acquisition:
             Accounts receivable                                                           (1,805,642)            (3,644,746)
             Inventories                                                                     (188,987)            (1,898,659)
             Prepaid expenses                                                                 (14,980)              (779,050)
             Prepaid television time                                                          627,050                549,232
             Deposits                                                                        (190,984)               (91,939)
             Accounts payable                                                                 878,222                 20,180
             Accrued expenses                                                                (341,935)              (377,850)
             Income taxes payable                                                                   -             (1,074,553)
                                                                                         ------------            -----------
                  Net cash used in operating activities                                    (3,479,543)            (4,627,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                          (427,806)              (646,481)
Prepaid advances                                                                               56,485                (30,112)
                                                                                         ------------            -----------
                  Net cash used in investing activities                                      (371,321)              (676,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                                     (33,152)                 7,141
Proceeds from bank loans                                                                    3,985,000                      -
Proceeds from issuance of common stock                                                              -                    600
                                                                                         ------------            -----------
                  Net cash provided by financing activities                                 3,951,848                  7,741

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          100,984             (5,296,780)

CASH AND CASH EQUIVALENTS, beginning of period                                              1,127,861              6,180,983
                                                                                         ------------            -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $  1,228,845            $   884,203
                                                                                         ============            ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                        $          -            $ 2,743,576
                                                                                         ============            ===========
Interest paid                                                                            $    297,119            $    79,486
                                                                                         ============            ===========


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1998, the Company completed the following transactions:
Financed the purchase of the office and warehouse facility with $2,421,000 in long-term notes payable.
During 1999, the Company completed the following transactions:
Recorded in aggregate of $66,000 to additional paid-in capital for compensation costs related to stock options.

           See notes to consolidated condensed financial statements

                       PROLONG INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BUSINESS

     Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In September 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. In 1998, Prolong International Holdings Ltd. was formed as a wholly-owned subsidiary of PIC. At the same time, Prolong International Ltd. was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd. PIC, through its subsidiaries, is engaged in the manufacture, sale and distribution of a line of high performance and high quality lubricants and car care appearance products under the brand names Prolong(R) and Prolong Super Lubricants(R).

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Form 10-K for the year ended December 31, 1998 filed by the Company with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consist of the following:

                                      September 30,       December 31,
                                          1999               1998
                                          ----               ----
                                       (Unaudited)
       Raw materials                     $1,475,327         $  936,451
       Finished goods                       806,793          1,430,797
       Promotional items                    796,225            548,001
                                         ----------         ----------
                                         $3,078,345         $2,915,249
                                         ==========         ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            September 30,       December 31,
                                                1999                1998
                                                ----                ----
                                             (Unaudited)
      Building                                  $2,285,089     $2,268,559
      Computer equipment                           276,729        230,264
      Office equipment                              55,753         54,073
      Furniture and fixtures                       557,571        255,669
      Automotive equipment                          35,925         35,925
      Exhibit equipment                            115,143        115,143
      Molds and dies                               118,643         63,193
      Machinery and equipment                       17,953         12,174
                                                ----------     ----------

                                                 3,462,806      3,035,000
      Less accumulated depreciation               (443,196)      (200,491)
                                                ----------     ----------

                                                 3,019,610      2,834,509
      Land                                         538,000        538,000
                                                ----------     ----------

                                                $3,557,610     $3,372,509
                                                ==========     ==========


5.   LOANS PAYABLE TO BANK

     As of October 1, 1999, the Company had $4,000,000 available from the bank line of credit facility of which $3,985,000 was outstanding. As of September 30, 1999, the Company was in compliance or has received waivers for all financial covenants.

6.   NOTES PAYABLE

     Notes payable consist of the following as of September 30, 1999:

     Note payable to a bank bearing interest at 7.875% per annum to be repaid in monthly principal and interest payments of $13,050 with a final payment of all remaining unpaid principal and interest due on
     May 1, 2008.                                                                  $1,659,883

     Loan from CDC Small Business Finance Corporation bearing interest at
     7.65% per annum to be repaid in monthly principal and interest
     payments of $6,376 each through July 1, 2018.                                    724,921
                                                                                    ----------
                                                                                    2,384,804
     Less current maturities                                                          (42,372)
                                                                                   ----------
                                                                                   $2,342,432
                                                                                   ==========

     Schedule of principal payments for year ending December 31,
     1999                                                       $    11,247
     2000                                                            46,444
     2001                                                            50,256
     2002                                                            53,971
     2003                                                            57,969
     Thereafter                                                   2,164,917
                                                                 ----------

                                                                 $2,384,804
                                                                 ==========


7.   CONTINGENCIES

     On or about November 17, 1998, Michael Walczak et al, on behalf of himself and other similarly situated shareholders of EPL filed a purported class action in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two percent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

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

8.   COMMITMENTS

     The Company has outstanding non-cancelable inventory purchase commitments with a contract packager of approximately $1,200,000 as of September 30, 1999. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production the Company may be obligated to pay a storage handling fee and/or purchase these inventories at the option of the packager.

9.   EMPLOYMENT CONTRACTS

     In October 1999, the Company entered into an employment agreement with an officer of the Company for a period of 4 years. The terms of the contract include base salary, signing bonus, 800,000 warrants with exercise prices ranging from $2-$5 per share, stock options, various performance incentives, and one year severance payment in the event of early termination.

ITEM 2:
-------


                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                        Percentage of Net Revenues

                                             Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                        --------------------------      -------------------------
                                              1999         1998              1999         1998
                                        --------------------------      -------------------------
Net revenues                                    100.0        100.0             100.0        100.0
Cost of goods sold                               25.4         25.5              25.9         21.1
                                        --------------------------      -------------------------
Gross profit                                     74.6         74.5              74.1         78.9
Selling expenses                                 65.6         51.6              66.9         51.5
General and administrative expenses              14.1         13.8              16.5         14.1
                                        --------------------------      -------------------------
Operating income (loss)                          (5.1)         9.1              (9.3)        13.3
Other income (expense)                           (1.4)        (0.3)             (0.9)         0.1
                                        --------------------------      -------------------------
Income (loss) before income taxes                (6.5)         8.8             (10.2)        13.4
Provision (benefit) for income taxes             (2.3)         3.8              (3.6)         5.8
                                        --------------------------      -------------------------
Net income (loss)                                (4.2)         5.0              (6.6)         7.6
                                        ==========================      =========================


Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

Net revenues for the three months ended September 30, 1999 were approximately $9,759,000 as compared to approximately $9,663,000 for the comparable period of the prior year, an increase of $96,000 or 1%. Revenues for the three month period ended September 30, 1999 were derived from the following sources: Direct response infomercial sales of $811,000 ($629,000 of appearance products and $182,000 of lubricants); retail sales of $8,406,000 ($407,000 of appearance products and $7,999,000 of lubricants); industrial sales of $92,000; and, international and other sales of $450,000. Revenues for the three month period ended September 30, 1998 were derived from the following sources: Direct response infomercial sales of $1,270,000 (all lubricant products); retail sales of $6,739,000 (all lubricant products); industrial sales of $257,000; and, international and other sales of $1,397,000. The increase in sales is mainly attributable to the launch of the new automotive appearance products.

Cost of goods sold for the three months ended September 30, 1999 was approximately $2,483,000 as compared to $2,461,000 for the comparable period of the prior year, an increase of $22,000 or 0.9%. As a percentage of sales, cost of goods sold decreased from

25.5% in 1998 to 25.4% in 1999. This decrease was mainly attributable to a shift in product mix and distribution channels.

Selling expenses of approximately $6,400,000 for the three months ended September 30, 1999 represented an increase of $1,409,000 over the comparable period of the prior year. This 28.2% increase was primarily the result of additional marketing allowances to retail customers to continue to build brand awareness and distribution. Selling expenses as a percentage of sales were 65.6% for the three months ended September 30, 1999 versus 51.6% for the comparable period of the previous year. Selling expenses as a percentage of sales increased largely due to the factors described above.

General and administrative expenses for the three months ended September 30, 1999 were approximately $1,380,000 as compared to $1,338,000 for the three months ended September 30, 1998, an increase of $42,000 or 3.1%. This increase is primarily attributable to higher legal expenses.

Interest expense of approximately $139,000 for the three months ended September 30, 1999 represented an increase of $96,000 over the comparable period of the prior year. The increase is attributable to the increase in bank loans payable.

Net income (loss) for the three months period ended September 30, 1999 was approximately $(416,000) as compared to approximately $484,000 for the comparable period in the prior year, a decrease of $900,000. The decrease is a result of the factors described above.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

Net revenues for the nine months ended September 30, 1999 were approximately $31,510,000 as compared to approximately $28,911,000 for the comparable period in the prior year, an increase of $2,599,000 or 9.0%. Revenues for the nine month period ended September 30, 1999 were derived from the following sources:
Direct response infomercial sales of $3,879,000 ($2,776,000 of appearance products and $1,103,000 of lubricants); retail sales of $25,624,000 ($4,652,000 of appearance products and $20,972,000 of lubricants); industrial sales of $483,000; and, international and other sales of $1,524,000. Revenues for the nine month period ended September 30, 1998 were derived from the following sources: direct response infomercial sales of $4,612,000 (all lubricants); retail sales of $20,945,000 (all lubricants); industrial sales of $870,000; and, international and other sales of $2,484,000. The increase in sales is mainly attributable to sales of approximately $7,400,000 of the new automotive appearance products which was partially offset by a decrease in lubricant sales of approximately $4,800,000. The decrease in lubricant sales was attributable to a reduction in direct response television sales resulting from reduced purchases of air time as the lubricant television show is reaching the end of its effective life.

Cost of goods sold for the nine months ended September 30, 1999 was approximately $8,170,000 as compared to $6,108,000 for the comparable period of the prior year, an increase of $2,062,000 or 33.8%. Cost of goods sold, as a percentage of sales, increased from 21.1% for the nine month period ended September 30, 1998 to 25.9% for the comparable period in 1999. The increase was mainly attributable to the higher cost of new packaging (introduced toward the end of the second quarter of 1998) for the lubricant products and a shift in product mix with the appearance products yielding lower gross margin than the lubricant products.

Selling expenses of $21,088,000 for the nine months ended September 30, 1999 represented an increase of $6,198,000 over the comparable period of the prior year. This 41.6% increase was primarily the result of salaries and benefits for new employees, marketing allowances to retail customers, one time sales slotting fees to new retailers, promotional activities, expenditures for print and media advertising, and increased telemarketing expenses and television air-time purchases relating to the launch of the new appearance product line. Selling expenses as a percentage of sales were 66.9% for the nine months ended September 30, 1999 versus 51.5% for the comparable period of the previous year. Selling expenses as a percentage of sales increased largely due to the high level of air-time purchases required to introduce the appearance line of products to the marketplace during the beginning of the buying season for these products. Additionally, large one time slotting fees were paid during the nine month period in order to obtain large new sources of product distribution. Other contributing factors to the increase as a percentage of sales were significant promotional activities and telemarketing expenses to continue to build brand awareness.

General and administrative expenses for the nine months ended September 30, 1999 were approximately $5,195,000 as compared to $4,063,000 for the nine months ended September 30, 1998, an increase of $1,132,000 or 27.9%. This increase is primarily attributable to salaries and benefits for new employees, increases in legal expenses, general insurance expenses, and costs related to the design of the Company's new e-commerce web-site. As a percentage of sales, general and administrative expenses increased from 14.1% for the nine months ended September 30, 1998 to 16.5% for the same period in 1999. This increase was largely attributable to higher than normal legal fees required to handle outstanding legal matters and the development costs for the Company's e-commerce web-site.

Interest expense of approximately $297,000 for the nine months ended September 30, 1999 represented an increase of $218,000 over the comparable period of the prior year. The increase is attributable to the financing related to the purchase of the Company's facility in Irvine, California and interest expenses related to the outstanding bank loan.

Net income (loss) for the nine month period ended September 30, 1999 was approximately $(2,101,000) as compared to approximately $2,206,000 for the comparable period in the prior year, a decrease of $4,307,000. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had net working capital of $5,817,000 as compared to $8,373,000 at December 31, 1998 or a decrease of $2,556,000. During the nine months ended September 30, 1999, the Company used approximately $3,480,000 in operating activities largely to fund a $1,806,000 increase in accounts receivable, a $189,000 increase in inventories, $342,000 decrease in accrued expenses, and $2,101,000 of losses during the period. These uses of cash were partially offset by a $878,000 increase in accounts payable and a decrease in prepaid television time of $627,000. Additionally, the Company used approximately $428,000 for investing activities which were primarily purchases of property and equipment. These uses of cash were funded during the nine months ended September 30,

1999 primarily by existing cash reserves and proceeds from the Company's bank credit line in the amount of $3,985,000.

The Company, as of October 1, 1999, had $4,000,000 available from the bank line of credit facility, of which $3,985,000 was outstanding. During the second quarter of 1999 and continuing in the third quarter, the Company has implemented certain measures to reduce expenditures including such strategies as evaluating the purchase of television air time, a reallocation of advertising dollars, a review of sponsorship payments and motorsports promotional activities, a curtailment of legal expenses and reductions in general and administrative expenses. Additionally, the Company is evaluating strategies to convert assets to cash on a more efficient basis and reviewing other strategies to optimize the generation of cash flow.

The Company does not anticipate the need for any material production-related capital expenditures as it will continue with its strategy to subcontract all future manufacturing, bypassing the need for any material manufacturing infrastructure investment. The Company anticipates that its activities will be funded by working capital and existing and/or new credit facilities in addition to the strategies discussed above. The Company is currently seeking additional financing, but there is no assurance that appropriate financing can be obtained.

YEAR 2000 READINESS DISCLOSURE

PIC has developed and is well into implementing a company-wide Year 2000 plan (the "Plan") with the intent to ensure that its computer equipment and operations are "Year 2000 compliant". PIC has formed a Year 2000 response team comprised of key members from various business areas to review and respond quickly to Year 2000 issues as they occur. The response team is expected to be on call during the millennium change to monitor and provide solutions to any issues that arise. PIC's Year 2000 Plan is directed to four major areas: products, internal systems (including information technology (IT) and non-IT systems), suppliers and dealers. PIC's Year 2000 Plan includes a series of initiatives to ensure that all of the computer hardware, software and communications systems will function without incident at the turn of the millennium and beyond. To date, the cost to identify, assess and remediate PIC's Year 2000 issues is not expected to be material to PIC's financial condition or impact business operations. None of PIC's other information technology projects have been delayed or deferred as a result of Year 2000 assessment and remediation. PIC is progressing with replacement or enhancement to internal IT systems and functions.

During the assessment and remediation phase of the Year 2000 Plan, PIC identified and corrected problems involving calculations or data manipulation based on date values. PIC upgraded to software products with proven versions of Year 2000 compliant products. The use of Year 2000 certified software and product upgrades has further strengthened PIC's Year 2000 transition position. In addition, PIC has also assessed and remediated non-IT support systems such as phone switches, copier/facsimile machines and facility security systems. With regard to the outside supplier portion of the Plan, PIC is currently assessing Year 2000 readiness of production and distribution suppliers based on projected severity levels of Year 2000 outage issues. Suppliers have been asked to respond to a compliance questionnaire and initial responses to these questionnaires have been received. Based on the response thus far, PIC believes that the worst case scenario with respect to Year 2000 issues is the failure of a supplier to become Year 2000 compliant in time. It is projected that such a failure by a supplier would result in disruption of manufacturing and distribution functions and the implementation of manual systems and processes until such time as the failure is cured. At the present time, PIC expects to be fully Year 2000 compliant by the November 30, 1999.

The Company presently believes it has an effective Plan to anticipate and resolve any potential internal Year 2000 issues in a timely manner. In addition, the Company has reviewed potential Year 2000 failure points and implemented corrective action to resolve any issues in addition to providing manual systems and procedures to ensure business needs are being serviced until such time as Year 2000 automated system failures can be remediated and corrected. The Company plans to have its contingency plan in place by November 30, 1999.

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

ITEM 3:
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At September 30, 1999 and December 31, 1998, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at September 30, 1999 and December 31, 1998.

                       PROLONG INTERNATIONAL CORPORATION
                          PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 7 of the notes to consolidated condensed financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     10.24 Employment Agreement, dated October 5, 1999, by and among the Company, Prolong Super Lubricants, Inc. and Thomas G. Iwanski, including the following exhibits: (i) Warrant Agreement, dated October 5, 1999, and (ii) Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10 filed July 3, 1997).

     10.25 Registration Rights Agreement, dated October 5, 1999, between the Company and Thomas G. Iwanski.

      27.1  Financial Data Schedule (electronic filing only)


(b) Reports on Form 8-K

            No reports on Form 8-K have been filed by the Company during the quarterly period ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PROLONG INTERNATIONAL CORPORATION

Date:    November 12, 1999            /s/ Nicholas Rosier
                                      --------------------------------
                                      Nicholas Rosier
                                      Chief Financial Officer