Form 10-K
period 1999-12-31
PROLONG INTERNATIONAL CORP
filed 2000-04-14
CIK 1016965

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999
                                           -----------------
     OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes    X       No _____
    ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 20, 2000, was approximately $15,930,000.

     The number of outstanding shares of the Registrant's Common Stock as of March 20, 2000 was 28,445,835.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, are incorporated by reference into
Part III.

                Exhibit Index on Sequentially Numbered Page 28

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


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

     On February 5, 1998, PIC entered into a definitive agreement with EPL Pro-Long, Inc., a California Corporation ("EPL"), under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC's common stock, $0.001 par value per share (the "PIC Common Stock"). With the purchase, PIC acquired the patents for the AFMT technology and related trademarks and, as a result, currently owns the exclusive, worldwide rights to manufacture, sell and distribute lubrication and other products based on AFMT and to use the "Prolong" name. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. This transaction closed on November 20, 1998. On November 25, 1998, the U.S. District Court in San Diego, California (the "Court") granted a temporary restraining order without a hearing in response to a purported class action filed by a group of plaintiffs representing less than 2% of the outstanding shares of EPL's common stock against PIC, PSL, EPL and their respective former and current officers and directors. Following a hearing on December 30, 1998, the Court entered a preliminary injunction, which enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of an unwaivable conflict of interest. Plaintiffs have not yet selected new counsel. The Ninth Circuit Court of Appeal did not, however, set aside the preliminary injunction. PIC, PSL, and their respective current officers and directors believe there is no merit to the plaintiffs' claims. At this time, due to plaintiffs lack of legal counsel, there are no

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

mediation conferences scheduled. Therefore, final resolution of the matter cannot presently be determined. See "Legal Proceedings".

     Prior to 1996, Prolong's activities generated losses. However, due, in part, to PSL's successful marketing campaign based primarily on an infomercial, Prolong's activities generated a profit in 1996. Prolong anticipates that its sales will continue to grow in the future as it takes advantage of the worldwide market for its current products and the development of new products. Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements. During 1997 and 1998, working capital was generated primarily through operations. During 1999, Prolong suffered a net loss of approximately $6,600,000. Working capital for 1999 was generated through operations and the utilization of the Company's line of credit with a bank. In 2000, Prolong anticipates seeking additional financing in the form of subordinated debt or equity to finance its activities and the execution of its strategic plan.

Products

     Prolong markets a variety of products which are based on AFMT. AFMT is a patented formula which can be blended with many other lubricants and formulations to create a wide variety of individual lubricant products with superior extreme pressure friction fighting characteristics. AFMT can also be blended with other constituents to create additional products which may be added to Prolong's product line such as gun oil and brake cleaner. AFMT bonds to the metal surfaces with which it comes into contact, resulting in reduced friction, wear and heat buildup when subjected to pressure. Prolong believes that AFMT is most effective in extreme pressure applications, where metal-to-metal contact, and the resulting wear, can be severe such as: gears (at the contact point where the teeth of the gear touch each other - for example in hypoid gears); engines (at the contact points where metal to metal pressure squeezes out the normal boundary lubrication - for example where the camshaft contacts the lifters; where the main bearings contact the crankshaft; where the rod bearings contact the rod and the bearing cap); and machinery (at the metal to metal contact points where surface or boundary lubrication breaks down metal contacts under heavy loads - for example in a steel mill where rolling steel contacts steel rollers).

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     Prolong Engine Treatment

     Formulated for use in the lubrication of internal combustion engines, Prolong believes that this product helps mitigate friction, heat and wear under extreme pressure conditions in engines. Prolong Engine Treatment is suitable for use in both gasoline and diesel engines.

     Prolong Transmission Treatment

     Formulated for use in both automatic and manual transmissions and for other applications, such as heavy duty industrial gear boxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal.

     Prolong Gas/Diesel Fuel System Treatment

     This product is formulated to help optimize fuel efficiency by lubricating the "top end" of internal combustion engines and by helping clean and maintain fuel injectors and other fuel system components. This product is designed to help maintain peak engine performance and optimize overall mileage. The formula is EPA registered and is suitable for both gasoline and diesel fuel systems.

     Prolong High Performance Multi-Purpose EP-2 Grease

     This product is formulated to provide a wide range of lubricating benefits to industrial equipment under extreme pressure, high and low temperature extremes, and potential water washout conditions. Prolong believes that this product represents a substantial improvement in lubrication performance relative to other products on the market in applications benefiting from an extreme pressure grease formulation.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     Prolong Paint Sealant

     Prolong Paint Sealant is designed to give durable shine and protection to a vehicle's paint. The wipe on, wipe off formula is easily applied with the patented Prolong refillable applicator.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Prolong Waterless Wash

     This product is designed to both wash and shine a vehicle in as little as 15 minutes through a simple spray and wipe technique, without using water. Special lubricating agents encapsulate and lift dirt particles to clean safely without scratching, leaving a smooth, shiny, protected finish. The product removes bugs, tar, tree sap, road film and bird droppings.

     Prolong Super Protectant

     This product is formulated to provide durable protection to vinyl, rubber and plastic surfaces. An easy-to-use patented applicator is included with this product.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     Commercial Trucking

     Prolong has developed the product line and has begun to develop a market for these products in the long-haul trucking industry. A substantial portion of the distribution of goods in this country occurs via truck shipments. Consequently, large quantities of oil and diesel fuel are consumed by trucks operated in this industry. Prolong believes that the use of its products in the long-haul trucking industry may provide an economic advantage to truck operators because of the increased operating efficiency demonstrated by engines treated with AFMT-based products. Prolong believes that this increased efficiency may directly result in a reduction in fuel costs and overall

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

transportation costs. Further, the use of AFMT-based products may provide additional savings to this industry in the form of reduced service and repair costs over the useful life of the trucks due to AFMT's propensity to reduce engine wear and the wear of other "treated" components.

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

     International sales comprised 3.5%, 6.5%, and 4.7% of PIC's revenues in 1997, 1998 and 1999, respectively. Prolong consummates such sales through independent distributors and, as such, has no assets attributable to its international sales.

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

Marketing And Distribution Of The Products

     Prolong currently distributes its products through automotive aftermarket chain stores, mass merchandisers, independent distributors, direct response television sales and via the internet. Currently, Prolong has approximately 430 distributors in the United States. Additionally, Prolong has ten international distributors located in Europe, Asia, Africa and South America. Prolong maintains a direct sales force of 17 persons to service its distributors.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Prolong distributes its products through both national and regional automotive retail stores, traditional automotive aftermarket stores, through mass merchandisers, independent distributors, and directly to consumer end users.

     Prolong's automotive retailers include Autozone, Advance Auto, CSK, Pep Boys, Discount Auto, O'Reilly Auto, HalArt/Trak Auto, Strauss Discount Auto, Murray's Discount Auto, ACO Auto, VIP Discount, Parts Depot, Parts Plus, and a number of other regional and independent automotive retailers.

     In the traditional automotive aftermarket arena, Prolong distributes through General Parts, Inc./CarQuest, Genuine Parts Company/NAPA and hundreds of additional traditional automotive aftermarket locations.

     Prolong's mass retailers include Wal-Mart, Target, Ames and Fred Meyer. Additionally, Prolong products are distributed through approximately 500 car dealerships throughout the United States.

     Prolong's distribution expanded sharply during 1999 and included the addition of Advance, Autozone, Genuine Parts Company/NAPA, Automotive Parts Warehouse, Bennett Auto, Knecht's Discount Auto, Wal-Mart, Target and in March of 2000, Ames.

     The Company utilizes contract warehouses to store and ship its products. For fulfillment of direct sales to consumers, the Company utilizes independent contractors with warehouses based in Burbank, California and New Jersey. The direct response fulfillment center stores inventory, packs and ships orders, and handles customer service inquires related to direct sales to consumers through television and the Internet.

     The products offered by Prolong have been marketed through endorsements by well-known spokespersons, event sponsorships, print and electronic media, trade shows, motorsports, direct response television advertisements, radio, press releases, public relations, in-store point of sale materials and promotions, sweepstakes, and through the Internet on Prolong's website, www.prolong.com.

     In the area of endorsements, Prolong has entered into an agreement in which it retained the services of Al Unser to endorse and promote Prolong's products. Mr. Unser has agreed to make certain appearances to assist in marketing the products and has agreed to license his name and likeness in connection with the marketing of Prolong's products. Prolong has also entered into an agreement with Smokey Yunick pursuant to which it retained the services of Mr. Yunick to promote Prolong's products and to act as a spokesman for, and technical consultant to, Prolong. Mr. Yunick has agreed to make certain appearances to assist in marketing Prolong's products and has agreed to license his name and likeness in connection with the marketing of Prolong's products.

     In the area of motorsports sponsorships, Prolong executed an associate sponsorship agreement with King Entertainment, Inc. and Kenneth D. Bernstein pursuant to which Mr. Bernstein will provide promotional services and appearances and will recognize "Prolong Super Lubricants" as an associate sponsor of the "Budweiser King Top Fuel Dragster" through the year 2000 in all National Hot Rod Association (the ""NHRA") events. The agreement calls for the display of the Prolong name and logo on the dragster and related racing components in all races and other events in which the dragster appears.

     An additional motorsports sponsorship agreement has been executed between Prolong and Galles/ECR Racing, LLC whereby Prolong has been granted associate sponsorship and promotional rights for race cars to be entered into competition during the 2000 Indy Racing League season by Galles/ECR Racing, LLC. Such race cars will be driven by Al Unser, Jr.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Prolong has an associate sponsorship agreement with Team Sabco relating to sponsorship of two race cars for all NASCAR Winston Cup Series races during the 1999 racing season and one car during the 2000 racing season. The arrangement with Team Sabco provides for display of the Prolong name and logo on the cars, equipment and uniforms and for promotional services and appearances. Prolong's car is driven by two-time Daytona 500 winner Sterling Marlin. In addition, Prolong will also be an associate sponsor through Team Sabco on a Busch Grand National car driven in the NASCAR series by Kenny Irwin, Jr. in a number of, but not all, the races in the Busch Grand National series during 2000.

     Prolong will be the title rights sponsor in two nationally televised national drag racing events during 2000. Prolong Super Lubricants has agreed to be the title rights sponsor at the NHRA sanctioned Prolong Super Lubricants Northwest Nationals to be held in early August in the Seattle area. The agreement calls for primary signage and prominent recognition in all racing promotions including television advertising to promote the event, tickets, trophies, print ads and all NHRA printed material relating to the NHRA's national schedule throughout the year. Prolong is also the title rights sponsor to the International Hot Rod Association (IHRA) Winter Nationals held in Darlington, South Carolina which is the season opening event for that sanctioning body. The television coverage on the IHRA event is through TNN and includes similar promotional rights as the NHRA event described above.

     In order to support the thousands of retail establishments that carry Prolong's products, Prolong provides and/or participates in a number of marketing programs with retailers related to promoting and advertising its products, which expenditures are commonly known as Marketing Fund Allowances. The expenditures include, but are not limited to, in store point-of-sale materials, placement in high traffic areas, printing of fliers and brochures, in store promotions and sweepstakes, and various other marketing tools that are traditionally used to promote products at the retail level.

     Prolong utilizes direct response television advertising, commonly called infomercials, in order to educate the public about the benefits and features of Prolong products, to promote the brand, and to sell products directly to consumer end users. To date, Prolong has premiered three separate infomercials including the "Prolong World Challenge" (debuted January 1996), which is an infomercial promoting Prolong's lubricant line of products, "Prolong Across America" (debuted April 1999), which is Prolong's newest lubricant related television program and the "Ultimate Car Care Challenge" (debuted February
1999), which introduces and demonstrates the company's line of appearance products including its new Prolong Paint Sealant and Prolong Waterless Wash & Shine. Results through the infomercials vary from program to program and from time slot to time slot but in general have been beneficial to Prolong due to the fact that they provide television exposure at reduced costs from traditional television spot advertising, as well as fill the market demand for mail order purchases. In general, Prolong believes that no more than 5 to 10% of its customers will buy Prolong products through infomercials and mail order delivery, but Prolong does believe that there is a wide viewing audience that is exposed to its products through the infomercials and ultimately purchases Prolong products at a retail establishment. Prolong intends to keep its infomercials running so long as they continue to be a economically viable, help to build the brand throughout the marketplace, and drive retail sales.

     During 1999, Prolong premiered its website located at www.prolong.com by
                                                           ---------------
means of a sweepstakes contest advertised in the September issue of "Motor Trend" magazine. The website has e-commerce capabilities as well as general product and company information. Prolong intends to continue to develop its website in the future and to further utilize the Internet as a means of marketing and distributing its products to the public.

Competition

     The market for Prolong's products is highly competitive and is expected to remain so in the future. The basic formula of Prolong's lubricant products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1989. The market for Prolong's products is characterized by rapid technological advances, frequent new product introductions and evolving industry standards. Some of Prolong's principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP) and Pennzoil-Quaker State Company (Slick 50), both of which market engine treatments. Prolong's competitors also include major oil companies such as Shell Oil Company, Chevron Corporation, Castrol,

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

and other companies that manufacture lubrication products, such as WD40 Corp. Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar's, Inc., Pennzoil-Quaker State Company and The Clorox Company. Further, Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong's markets in the future.

     Increased competition could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on PIC's business, financial condition and results of operations. In addition, many of Prolong's competitors have significantly greater financial, technical, research and product development, marketing and other resources and greater market recognition than Prolong. Several of Prolong's competitors also currently have, or may develop or acquire, substantial customer bases in the automotive and other related industries. As a result of these factors, Prolong's competitors may be able to respond more quickly than Prolong to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. Additionally, other dealers and distributors may offer similar lubrication and appearance products at prices below those offered by Prolong, appealing to the price-sensitive segment of the market. While Prolong believes that the prices for Prolong lubrication and appearance products are competitive for the level of quality obtained by the customer, Prolong relies on PSL's brand name recognition for selling high quality, state of the art products. There can be no assurance that Prolong will be able to compete successfully against current and future competitors or that competitive pressures faced by Prolong will not materially adversely effect PIC's business, financial condition and results of operations.

     Prolong believes that its current competitive edge lies solely with the superior lubrication performance of its products relative to that of its competitors. In order for Prolong to draw attention to the superior performance of its products, Prolong is treating and marketing its products as a unique specialty line of high performance products as opposed to a high volume product line.

     A key marketing strategy for Prolong's continued growth is to use direct response television ("DRTV") to generate sales, build brand name recognition, educate consumers about the features and benefits of Prolong's products and lay the foundation for other, more conventional forms of advertising and marketing. For example, Prolong believes that its television programs have resulted in the development of brand name recognition. This broad public exposure generated by the television commercials may permit Prolong to position itself favorably among larger companies competing in both the national and international lubricant and appearance markets.

Production

     The AFMT formula contained in certain of Prolong's products and the formulas for such products themselves are comprised of petroleum-based components which are readily available from several suppliers. Prolong does not foresee any shortages of supply in the near future. While Prolong is working actively with each of its suppliers to increase production of the components, there can be no assurance that each supplier will be able to meet its production in time to satisfy Prolong's requirements or that alternative suppliers will be able to meet any such deficiency on an ongoing basis. If Prolong is unable to obtain sufficient quantities of the components, or if such components do not meet Prolong's quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on PIC's business, financial condition and results of operations.


     In addition to the potential deficiency in supply of the AFMT components, such components are also subject to significant price volatility beyond the control or influence of Prolong. Prices for the components of the quality sought by Prolong are dependent on the origin, supply and demand at the time of purchase. Prices can be affected by multiple factors in the producing countries, including weather and political and economic conditions. Additionally, petroleum products, upon which Prolong relies for its AFMT formula, have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries ("OPEC"), that have historically attempted to establish price controls on petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide. No assurance can be given that OPEC (or others) will not succeed in raising the price of petroleum components or that, in such event, Prolong will be able or choose to maintain its gross margins quickly by raising its prices without effecting demand. Increases in the prices for the components, whether due to the failure of its suppliers to perform,

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

conditions affecting the component-producing countries, or otherwise, could have a material adverse effect on PIC's results of operations.

     The production of Prolong's products is comprised of contract manufacturers mixing the components pursuant to the AFMT and other proprietary formulas and bottling the resulting mixtures in packaging specified by Prolong. Prolong's current contract manufacturers have the capacity to produce its products in relatively high volumes. By utilizing existing third party manufacturing facilities, Prolong avoids the large capital expenditures associated with mixing and packaging operations, as well as costly management of human resources. At present, there are facilities located throughout the world that are capable of mixing and packaging the components into finished products. However, Prolong's increased volume production and continued expansion may result in shortages or restrictions in supply and manufacturing capabilities in the future. Prolong has not entered into any long term contracts with respect to the supply or production of its products, preferring to intermittently review quotations provided by interested parties in order to take advantage of competition among suppliers and manufacturers.

Customers

     In 1999, Prolong's sales to automotive aftermarket retail chain stores, mass merchandisers, and independent distributors comprised approximately 80.8% of its revenues while sales to commercial, industrial and other customers comprised 7.8% of total revenues. Approximately 11.4% of Prolong's 1999 sales resulted as a response to the airing of the infomercials. Such sales were made to large numbers of individual consumers and, accordingly, Prolong does not consider itself dependent on any particular customers in this market segment. In 1999, one retail customer comprised approximately 13.3% of its revenues. In 1998, two retail customers comprised approximately 31.7% of its revenues. No customers accounted for more than 10% of Prolong's aggregate sales in 1997.

Intellectual Property

     On February 5, 1998 PIC entered into a definitive agreement with EPL under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC Common Stock. With the closing of the acquisition on November 20, 1998, PIC acquired the U.S. and foreign patents owned by EPL pertaining to the AFMT technology and related U.S. and foreign trademarks. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. As a result of the transaction, PIC, currently owns the exclusive rights to manufacture, distribute and sell products based on the patented technology in the U.S. and in certain foreign countries, and to use the "Prolong" trade name and trademarks. See "Legal Proceedings."

     The U.S. patent relating to the AFMT technology (U.S. Patent No. 4,844,825, hereinafter "the `825 patent") expires on November 18, 2007. There are a number of foreign patents corresponding to the `825 patent as well. In addition, PSL has obtained a federally registered patent in the United States for a "Sponge Applicator Device" (U.S. Patent No. 6,010,268), which applicator is currently included in the various appearance product packages marketed by Prolong. PSL has obtained or applied for trademark registration protection in numerous countries for various trademarks utilized in the marketing and promotion of Prolong lubricant products. Currently, PSL holds the following federally registered trademarks in the United States: PROLONG and the related design (U.S. Reg. Nos. 2,136,672 and 2,136,576), PROLONG SUPER LUBRICANTS (U.S. Reg. No. 2,136,577), NO EQUAL IN THE WORLD & DESIGN (U.S. Reg. No. 2,129,784), SPL100 (U.S. Reg. No. 2,022,220), THE ULTIMATE IN PROTECTION & PERFORMANCE (U.S. Reg. No. 2,129,785) and PSL's Oil Drop Logo (U.S. Reg. No. 2,136,576).

Royalty Agreements

     Prolong has entered into a memorandum agreement with the producer (The 2M Group, Inc.) of its lubricant infomercial entitled the "Prolong World Challenge" whereby Prolong has agreed to pay 1.5% of gross sales, net of returned product, generated from direct response television sales made via a toll-free telephone number which utilize the "Prolong World Challenge" video footage. The term of this agreement is dependent upon the life cycle of the

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

"Prolong World Challenge." During 1999, Prolong expended $12,319 in royalties under this agreement. This agreement terminated in May 1999.

     Prolong entered into another memorandum agreement with The 2M Group, Inc. whereby Prolong agreed to pay 1/2% of all gross sales, net of returned product, from any and all direct response television campaigns which utilize footage from its second lubricant infomercial entitled "Prolong Across America." During 1999, Prolong expended $2,444 in royalties under this agreement.

     Prolong entered into a third memorandum agreement with The 2M Group, Inc. whereby Prolong agreed to pay 1.5% of gross sales, net of product returns, of the appearance product kit generated from its appearance product infomercial entitled "The Ultimate Car Care Challenge". Additionally, Prolong agreed to pay 5%, 4% and 3%, respectively, for each year of a three-year arrangement of any and all net retail sales of the paint sealant product. During 1999, Prolong expended $42,156 in royalties under this agreement.

     Prolong entered into a personal service agreement with Al Unser whereby Prolong agreed to pay Mr. Unser 1.0% of gross sales resulting from direct response television sales from the "Prolong World Challenge." Royalties earned commence with the first airing of the "Prolong World Challenge" and continue for three years and 120 days. During 1999, Prolong paid Mr. Unser $20,330 under this agreement.

     Further, Prolong has entered into a service and endorsement contract with Al Unser whereby Prolong has agreed to pay royalties on all net retail sales of its products according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. Earnings maximums under the arrangement are as follows: $100,000 in year 1; $125,000 in year 2; and $150,000 in year 3. The option to extend this agreement for an additional four years was exercised. For the four years under the extension, the Company has agreed to pay royalties at the rate of 1% on all net retail sales. For each of these years, the Company pays a guaranteed minimum payment of $75,000. Maximum payments are $175,000 in the first year of the renewal period and increase $25,000 each year thereafter, to a maximum of $250,000 in the last year of the agreement. During 1999, Prolong paid Mr. Unser $150,000 under this agreement.

Employees

     As of March 20, 2000, PIC and its subsidiaries collectively employ 55 full-time employees, including 3 executive officers, and no part-time employees.
None of Prolong's employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

ITEM 2.  Properties
-------  ----------

     At its headquarters, Prolong Super Lubricants, Inc. owns approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California. PSL purchased this facility from Huck International, Inc. (a subsidiary of Thiokol Corporation, PSL's former lessor) pursuant to the exercise of its lease option on February 23, 1998. The consideration paid by PSL for the facility was $2,690,000. PSL utilized $248,000 in cash on hand and borrowed funds in the amounts of $1,692,000 and $750,000, respectively, from Bank of America and from CDC Small Business Finance Corp. Escrow closed on the purchase and sale on April 30, 1998. The outstanding loans from Bank of America and CDC Small Business Finance Corp. are collateralized by the purchased land and building. See "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Liquidity and Capital Resources." PIC considers its present facilities to be adequate for Prolong's current operations and for those reasonably expected to be conducted during the next twelve months. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3.  Legal Proceedings
-------  -----------------

     The AFMT patent on which Prolong's products are based, has been the subject of litigation, primarily suits contesting the ownership thereof. Should any litigation result in an adverse ruling precluding Prolong's continued use

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the plaintiffs to post a bond in the amount of $100,000, which bond has been posted. PIC appealed the Court's preliminary injunction ruling, which appeal was subsequently denied. The defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure.

     The defendants successfully moved to change venue and, effective March 15, 1999, the case was transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. Plaintiffs have not yet selected new counsel. The Ninth Circuit Court of Appeal did not, however, set aside the preliminary injunction. At this time, due to plaintiffs lack of legal counsel, there are no mediation conferences scheduled. Therefore, final resolution of the matter cannot presently be determined. PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiffs' claims and plan to vigorously defend against the claims.

     In a third matter, the U.S. District Court heard a case against PIC whereby the plaintiffs alleged a variety of business torts, including copyright infringement and false advertising. PIC denied the allegations and counter-claimed against the plaintiffs and multiple other parties, alleging copyright infringement, false advertising, product disparagement, misappropriation of trade secrets and unfair trade practices. The plaintiffs and defendants settled this matter in 1999 pursuant to a confidential settlement agreement. Prolong's obligations under the settlement agreement were fully accrued in 1998.

     PIC and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on PIC's consolidated financial position, results of operations, or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Price Range of Common Stock

     PIC Common Stock is currently trading on AMEX under the symbol "PRL." Prior to June 12, 1998, PIC Common Stock was traded on the OTC Bulletin Board under the symbol "PROL." PIC Common Stock resumed trading (after approximately 8 years of dormancy) in January 1996. High and low sales prices for each quarter during 1998 and 1999 are as indicated below.

          Quarter Ended:          High     Low
          --------------          -----   -----

          March 31, 1998          $4.63   $2.00
          June 30, 1998           $3.44   $2.44
          September 30, 1998      $2.94   $1.50
          December 31, 1998       $2.19   $1.38
          March 31, 1999          $2.00   $1.13
          June 30, 1999           $1.69   $1.13
          September 30, 1999      $1.25   $0.56
          December 31, 1999       $0.69   $0.25

     Information during the period has been furnished by AMEX and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     PIC has authorized 150,000,000 shares of PIC Common Stock, having a par value of $0.001 per share. As of March 20, 2000, the number of holders of record of PIC Common Stock is approximately 488 and the high and low sales
prices as reported by AMEX, were $0.56 and $0.50, respectively.   PIC has not
declared any cash dividends since inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. PIC does not have any restrictions on its ability to pay dividends on common equity. In addition to PIC Common Stock, PIC's Board of Directors is authorized to issue up to 50,000,000 shares of Preferred Stock with such rights, preferences and privileges as may be determined by PIC's Board of Directors. No such shares of Preferred Stock have been issued to date.

Recent Sales of Unregistered Securities

     On October 5, 1999, Prolong issued a warrant to purchase 800,000 shares of Common Stock to Thomas G. Iwanski, in connection with Mr. Iwanski's employment as an officer of Prolong. The warrant is immediately exercisable at the purchase price per share equal to: (a) $2.00 for the first 200,000 shares; (b) $3.00 for the next 200,000 shares; (c) $4.00 for the next 200,000 shares; and (d) $5.00 for the last 200,000 shares. The $2.00 and $3.00 warrants expire on February 28, 2001 and the $4.00 and $5.00 warrants expire on December 31, 2000.

     The sale of the warrant was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in
Section 4(2) thereof. Based upon representations made by Mr. Iwanski, Prolong has reason to believe that he was acquiring the warrant for investment and not with a view to distribution. At the time of issuance, the warrant and underlying shares of Common Stock were deemed restricted securities for purposes of the Securities Act of 1933, as amended, and all shares of Common Stock issued upon exercise of the warrant shall bear a legend to that effect.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 6.  Selected Financial Data
-------  -----------------------

     The following selected financial data is qualified by reference to, and should be read in conjunction with the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." The financial data for the year ended December 31, 1995 is derived from the consolidated financial statements of the Company that have been audited by Corbin & Wertz. The financial data set forth below for the years ended December 31, 1996, 1997, 1998 and 1999, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche, LLP.

                                                                                  Year ended
                                                                                  December 31,
                                                                                  ------------

                                                           1995        1996          1997          1998           1999
                                                           ----        ----          ----          ----           ----
Statement of Operations Data
  Net revenues........................................   $   390,506    $15,813,493   $29,846,795   $35,032,689  $ 34,470,915
  Net profit (loss)...................................      (415,740)       721,178     2,132,553       419,513    (6,580,061)
  Net profit (loss) per share:
     Basic............................................   $     (0.02)   $      0.03   $      0.08   $      0.02   $     (0.23)
     Diluted..........................................   $     (0.02)   $      0.03   $      0.08   $      0.02   $     (0.23)
  Weighted average common shares:
     Basic............................................    17,156,501     23,463,620    25,508,035    25,807,618    28,445,835
     Diluted..........................................    17,156,501     23,463,620    25,690,774    26,011,767    28,445,835
Balance Sheet Data
  Total assets........................................   $   730,760      9,023,317   $13,748,650   $23,210,872   $21,379,648
  Total liabilities...................................        88,218      1,732,467     4,039,796     5,756,537    10,412,463
  Total stockholders' equity..........................       642,542      7,290,850     9,708,854    17,454,335    10,967,185
________________________


ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

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

     The lubricant business is extremely competitive. Prolong's business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace. Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers. In order to establish brand name identity, Prolong has relied primarily on its direct response television programs and intends to continue to utilize this means to gain product recognition for purposes of directly increasing sales as well as increasing retail, commercial and industrial and governmental sales resulting from broader public knowledge of its products.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


Results of Operations

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                          Fiscal Year Ended December 31,
                                                       -------------------------------------------------------------------
                                                               1997                     1998                   1999
                                                       ---------------------   ----------------------   ------------------

Net revenues                                                          100.0%                   100.0%                100.0%
Cost of goods sold                                                     19.2                     21.5                  30.5
                                                                      -----                    -----                 -----
     Gross profit                                                      80.8                     78.5                  69.5
Selling and marketing expenses                                         57.8                     56.6                  75.0
General and administrative expenses                                    11.8                     17.2                  22.2
Research and development                                                                         2.0                    .8
                                                                      -----                    -----                 -----
     Operating (loss) income                                           11.2                      2.7                 (28.5)
Interest expense                                                        0.0                     (0.4)                 (1.3)
Interest income                                                         0.8                      0.3                     -
                                                                      -----                    -----                 -----
     Income (loss) before income taxes                                 12.0                      2.6                 (29.8)
(Benefit) provision for income taxes                                    4.8                      1.4                 (10.7)
                                                                      -----                    -----                 -----
     Net (loss) income                                                  7.2                      1.2                 (19.1)
                                                                      =====                    =====                 =====

     Comparison of the Years Ended December 31, 1999 and December 31, 1998

     Net revenues for the year ended December 31, 1999 were $34,470,915 as compared to $35,032,689 for the year ended December 31, 1998, a decrease of $561,774 or 1.6%. Revenues for 1999 were derived from the following sources: direct response infomercial sales of $3,941,000 ($2,796,000 of appearance products and $1,145,000 of lubricants); retail sales of $27,857,000 ($4,230,000 of appearance products and $23,627,000 of lubricants); industrial sales of $599,000; international sales of $1,606,000; and other sales and revenues of $468,000. Revenues for 1998 were derived from the following sources; direct response infomercial sales of $5,602,000 (all lubricants); retail sales of $25,389,000 (all lubricants); industrial sales of $1,045,000, international
sales of $2,274,000 and other sales and revenues of $723,000.   Revenues for the
year ended December 31, 1999 were flat as compared to the year ended December 31, 1998, and fell below expectations. Direct response lubricant infomercial sales continued to decline from 1998, decreasing $4,457,000 due to the fact that the initial infomercial, "Prolong World Challenge", reached the end of the marketing life. The new lubricant infomercial, "Prolong Across America", was supported with limited airtime expenditures due to: 1) delayed completion of the infomercial, and; 2) weaker return results than expected. Direct response appearance infomercial sales contributed $2,796,000 in 1999 from the launch of the new "The Ultimate Car Care Challenge" television show, but performed below expectations. The direct response infomercials for both product lines performed at lower levels than expected due to debuts occurring late in the selling season and due to the availability of products in retail stores conveniently located to end-users. Retail sales increased $2,468,000 during 1999 mainly due to the launch of the new appearance products into the retail distribution outlets which amounted to increased sales of $4,230,000 in 1999, but fell below expectations. Lubricant product retail sales decreased $1,762,000 during 1999 mainly due to the fact that the supporting infomercial was aired only on a limited basis during 1999. All other sales decreased $1,369,000 during the year mainly in industrial and international sales due to the Company's concentrated focus on the launch of the appearance product line.

     Cost of goods sold for the year ended December 31, 1999 was $10,500,586 as compared to $7,527,361 for the year ended December 31, 1998, an increase of $2,973,225 or 39.5%. As a percentage of sales, cost of goods sold for the year ended December 31, 1999 was 30.5% as compared to 21.5% for the prior year. This increase was attributable to a shift in product mix with the appearance products yielding lower gross margin than the lubricants products. The appearance product sales amounted to approximately 20% of total revenues for the year ended December 31, 1999. Another factor in the increase of the cost of goods sold pertains to the strategic decision during the fourth quarter of 1999 to focus future selling efforts on core products thereby requiring an increase in the inventory obsolescence reserve for non-performing or slow moving inventory items, such as C.D's, flush machines and special label international products.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


     Selling and marketing expenses were $25,850,474 for the year ended December 31, 1999 as compared to $19,838,689 for the year ended December 31, 1998, an increase of $6,011,785 or 30.3%. This increase was primarily the result of increased expenditures for television airtime related to the launch of the new appearance products, production costs to produce the new infomercials, one time marketing and slotting allowances to retail customers to expand the distribution channels and promotional activities to promote product awareness. As a percentage of sales, selling and marketing expenses increased to 75.0% for 1999 versus 56.6% in 1998. A major factor was the increased expenditures associated with the Company's strategic program to expand its distribution channels while diversifying its product offerings. These expenditures included substantial one time sales slotting allowances and marketing commitments to premier automotive aftermarket retailers, expenses that are a necessary part of gaining shelf space
in an intensely competitive market place.   Also, the higher than anticipated
expenditures associated with the launch of the new automotive appearance products were necessary, but costly, to support the introduction to the retail markets during a short spring season. These costs were associated with producing and airing an infomercial that did not perform to expectations. It is anticipated that the selling and marketing expenses will decline in the future as a percentage of sales due to nonrecurring expenses recorded in 1999.

     General and administrative expenses for the year ended December 31, 1999 were $7,645,321 as compared to $6,022,201 for the year ended December 31, 1998, an increase of $1,623,120 or 27.0%. This increase was primarily attributable to unanticipated increases in legal expenses, general insurance expenses, a full year of amortization expenses from the EPL acquisition in November 1998, depreciation expense increases relating to building improvements and computer equipment and costs related to the design of the Company's new e-commerce web-site. As a percentage of sales, general and administrative expenses were 22.2% in 1999 versus 17.2% in 1998 mainly due to the factors discussed above. It is anticipated that the general and administrative expenses will decline in the future as a percentage of sales due to nonrecurring expenses recorded in 1999.

     Research and development expenses for the year ended December 31, 1999 were $305,297 as compared to $710,531 for the year ended December 31, 1998, a decrease of $405,234 or 57.0%. In 1999, these expenses were primarily attributable to continued testing and market research of the new appearance products, while in 1998, the expenses were related to the research, development and testing of the new appearance and truck fleet products.

     For the year ended December 31, 1999, PIC incurred interest expense, net of interest income, of $443,224 as compared to $16,504 for the year ended December 31, 1998. During 1999, PIC maintained an average outstanding balance in borrowings against its line of credit of approximately $2,900,000 million compared to no borrowings at any time in 1998, resulting in an increase in interest expense. Also, the Company incurred a full year of interest expense on the loans related to the purchase of Prolong's facility in Irvine, California in April of 1998. PIC maintained an average cash balance of approximately $0.8 million in 1999 as compared to approximately $3.6 million during 1998, resulting in lower interest income for the year.

     Net loss for the year ended December 31, 1999 was $6,580,061 as compared to net income of $419,513 for the year ended December 31, 1998, a decrease of $6,999,574. This decrease was a result of the factors discussed above. It is anticipated that selling, marketing, general and administrative expenses will decline in the future due to an extensive review and cost reduction program which should yield an overall expense reduction by almost a third compared to last year. With this program in place, the Company believes that it will be profitable in the first quarter of 2000.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


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

Liquidity and Capital Resources

     At December 31, 1999, the Company had net working capital of $41,000 as compared to $8,373,000 at December 31, 1998 representing a decrease of $8,332,000. Operating activities used $3,528,000 during 1999, primarily from $6,580,000 of losses during the period, a $3,659,000 increase in deferred taxes, a $1,275,000 increase in reserves, and a $965,000 increase in accounts payable which were partially offset by decreases in accounts receivable of $2,393,000, prepaid expenses of $552,000 and prepaid television time of $627,000. Additionally, the Company used $445,000 for investing activities which were primarily purchases of property and

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

equipment. These uses of cash were funded during the year ended December 31, 1999 primarily by proceeds from the Company's bank credit line in the amount of $3,985,000.

     In July 1997, PSL entered into a $4 million line of credit, as amended, with Bank of America National Trust and Savings Association ("Bank of America") which is collateralized by PSL's inventories and receivables. This line expires on April 30, 2000. Bank of America has informed the Company that it does not intend to renew the existing line of credit facility. As of March 20, 2000, PSL had an outstanding balance under the credit line of $3,200,000, which is the maximum available under the current amendment to the line of credit. In addition, PSL has outstanding an aggregate of $1,650,051 as of March 20, 2000 owed to Bank of America pursuant to a loan which was obtained in order to purchase Prolong's facility in Irvine, California. Such loan is required to be repaid in monthly installments of approximately $13,050 each, and bears interest at a rate of 7.875% per year. Further, in connection with the purchase of Prolong's facility, PSL has outstanding a United States Small Business Administration loan from CDC Small Business Finance Corp. with a remaining balance of $714,474 as of March 20, 2000. Such loan is required to be repaid in monthly installments of approximately $6,376 each, and bears interest at a rate of 7.65% per year. The Company has no commitments for capital expenditures as of March 20, 2000. On April 12, 2000, the Company received a commitment letter from a lender for a $6 million credit facility which will be utilizable based upon eligible amounts of inventories and receivables. Management signed this lending commitment letter effective April 12, 2000. Closing of the loan is subject to the completion and execution of the loan documents. Additionally, the Company is currently seeking new financing arrangements through subordinated debt and/or equity providers. The Company has engaged an outside consulting firm to assist with the establishment of subordinated debt and/or equity relationships. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company incurred a net loss of approximately $6.6 million in 1999 and, at December 31, 1999, had an accumulated deficit of approximately $3.9 million. As a result, the Company has strictly evaluated all expenditures, improved its credit and collection functions and revised vendor payment terms to the extent possible. There are also continued efforts to convert certain assets to cash on an accelerated basis. Management will also continue to vigorously defend the litigation described in Note 15 of Notes to Consolidated Financial Statements. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

Year 2000 Update


     As described in the Form 10-K for the year ended December 31, 1998, Prolong had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, Prolong has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, Prolong did not experience any material impact on inventories at calendar year end. Prolong will continue to monitor its critical systems along with customer sites to ensure that no Year 2000-related disruptions occur. However, there can be no assurance that issues regarding Year 2000 compliance will not surface, but we expect these issues if any, to be relatively insignificant.

     Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred and were not material in 1999.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


     .  The success of our product development programs.
     .  The commercial success of our products.
     .  The rate of growth of our business.
     .  The availability of cash from our operations and other sources.

     We are currently seeking additional funds through public or private sales of our stock or through borrowing. The issuance of additional shares of stock could result in a substantial dilution to the ownership interests of our present or future stockholders. If we are unable to obtain adequate funds on terms acceptable to us, we may need to delay or scale back our product development and the manufacture of our current products. Any inability to obtain funds when we need them would have a material adverse effect on our business, operating results and financial condition.

Direct Response Sales Will Not Remain Our Key Source of Sales Growth

     Sales to retail customers who responded to our 30 minute direct response television commercial, or direct response sales, represented approximately 11.4% ($3,941,000) of our revenues in 1999 compared with 16.0% ($5,602,000) of our revenues in 1998. In the past, sales to industrial/commercial and international customers constituted only a limited portion of our revenues. However, we expect most of our future sales growth to come from both industrial/commercial and international customers and less from direct response sales. We typically sell to industrial/commercial and international customers through independent distributors. We will need to significantly expand our distributor network in order to increase sales in the industrial/commercial and international markets. We cannot guarantee that we will successfully locate and engage qualified distributors for our products, either domestically or internationally, or that our sales to industrial/commercial and international customers will grow as expected.

We Depend on Our Key Management Personnel

     We depend on our key management personnel and our future success will depend in large part upon their contributions, experience and expertise. We have entered into employment agreements with 2 of our senior executives for periods ranging from 4 to 5 years. In addition, our future success will depend upon our ability to attract and retain other highly qualified management personnel. The loss of any key management personnel or our failure to attract and retain other qualified management personnel could have a material adverse effect on our business, operating results and financial condition.

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

The Market in Which We Operate is Highly Competitive

     The current market for our products is highly competitive and we expect competition to increase in the future. Our principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP(TM)) and Pennzoil-Quaker State Corporation (Slick 50(TM)), both of which market engine oil treatments. Our competitors also include major oil companies such as Shell Oil Company, Chevron Corporation, Castrol, and

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


other companies that manufacture lubrication products, such as WD40 Corp. Further, we believe that major oil companies not presently offering products that compete directly with our products may enter our markets in the future. With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar's, Inc., Pennzoil-Quaker State Company, and The Clorox Company. Increased competition could result in any or all of the following, which could have a material adverse effect on our business, financial condition, cash flows and results of operations:

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

     From the Reorganization through December 1995, we generated revenues of approximately $391,000 and operating losses of approximately $416,000. From December 1995 through December 1998, our operations have generated net income. In 1999, we suffered a net loss of approximately $6,600,000. We cannot guarantee our operating success and ability to generate net income in the future.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Most of Our Revenue Comes From A Limited Number Of Products

     We currently generate substantially all of our revenues from sales of our AFMT-based products and we expect this trend will continue in the foreseeable future. Because our revenues are concentrated in lubricants and appearance products, a decline in the demand for, or in the prices of, our AFMT-based products as a result of competition, technological advances or otherwise, could have a material adverse effect on our business, financial condition, cash flows and operating results. We recently expanded our product line to diversify our limited product mix and we plan to continue such expansion in the future. However, we cannot guarantee that our new AFMT-based products will be widely accepted by our customers.

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

We Depend on International Sales for Future Growth and Are Subject to Risks Associated with Operating in International Markets

     International sales comprised 4.7% of revenues in 1999 as compared to 6.5% of revenues in 1998. We plan to expand international sales in the future. This will require significant financial resources and management attention. In order to expand sales on a worldwide basis, we plan to do the following:

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

We Are Controlled by Management and Certain Stockholders

     As of March 20, 2000, our directors, executive officers and principal stockholders collectively held approximately 38.3% of our outstanding shares of common stock. These stockholders, acting together, have the ability to significantly influence the election of our directors and most other stockholders' actions and, as a result, can direct our business affairs. Such concentration of voting power could delay or prevent our company from taking certain actions including, but not limited to, a change in our company's control.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

     PIC's financial instruments include cash and long-term debt. At December 31, 1999, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at December 31, 1999.

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     Consolidated balance sheets of PIC as of December 31, 1999 and 1998, respectively, statements of income and cash flows for each of the three years in the period ended December 31, 1999, and the reports of independent auditors thereon are referenced in ITEM 14 herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the
              ---------------------       ------------------------------------
Securities Exchange Act of 1934" from the Registrant's definitive proxy
-------------------------------
statement for the 2000 Annual Meeting of the Stockholders to be filed with the Commission within 120 days of December 31, 1999.

ITEM 11.  Executive Compensation
--------  ----------------------

     There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Registrant's definitive proxy
         ----------------------
statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management"
             --------------------------------------------------------------
from the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999.

ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" and "Certain Transactions" from the
              ----------------------       --------------------
Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------
(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997 with Notes and Independent Auditors' Reports

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

         10.22 Authorization for Debenture Guarantee 504 Program between the United States Small Business Administration, CDC Small Business Finance Corp. and PSL, dated February 2, 1998, as amended March 3, 1998, as amended again on April 10, 1998; "504" Note; Deed of Turst and Assignment of Rents; Development Company 504 Debenture; and Servicing Agent Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998).

         10.23 Contract Packaging Agreement between PSL and Premier Packaging, Inc., dated September 11, 1998. (incorporated by reference to the same numbered Exhibit to the Registrant's annual Report on Form 10-K filed March 25, 1999).

         10.24 Employment Agreement, dated October 5, 1999, by and among the Company, Prolong Super Lubricants, Inc. and Thomas G. Iwanski, including the following exhibits: (i) Warrant Agreement, dated October 5, 1999, and (ii) Form of Stock Option Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 12,
               1999).

         10.25 Registration Rights Agreement, dated October 5, 1999, between the Company and Thomas G. Iwanski (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 12, 1999).

         10.26 Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated December 17, 1999.*

         10.27 Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman.

         10.28 Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein.

         10.29 Sponsorship Agreement between PSL and Sabco Racing, Inc. dated February 15, 2000.*

         10.30 Sponsorship Agreement between PSL and Galles/ECR Racing, LLC, dated March 10, 2000.*

         10.31 Service and Endorsement Contract between PSL and Smokey Yunick, dated January 11, 2000.*

          21.1 Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 25, 1999.

          23.1 Consent of Deloitte & Touche LLP.

          24.1 Power of Attorney (included as part of the signature page of this Annual Report).

          27.1 Financial Data Schedule.
------------------
* Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K.

     There were no Form 8-K's filed during the fourth quarter of 1999.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROLONG INTERNATIONAL CORPORATION



                              By:  /s/  Elton Alderman
                                   -------------------
                                  Elton Alderman,
                                  President, Chief Executive Officer and
                                  Chairman of the Board
                                  (Principal Executive Officer)


                              By:  /s/  Nicholas M. Rosier
                                   -----------------------
                                  Nicholas M. Rosier,
                                  Chief Financial Officer
                                  (Principal Financial Officer)

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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



         Signature                      Title                          Date
--------------------------  -----------------------------------   -------------
/s/  Elton Alderman         President, Chief Executive            April 14, 2000
--------------------------  Officer and Chairman of the Board
Elton Alderman              (Principal Executive Officer)

/s/  Thomas C. Billstein    Vice President, Secretary             April 14, 2000
--------------------------  and Director
Thomas C. Billstein

/s/  Nicholas M. Rosier     Chief Financial Officer               April 14, 2000
--------------------------  (Principal Financial Officer)
Nicholas M. Rosier

/s/  Bruce F. Barnes        Director                              April 14, 2000
--------------------------
Bruce F. Barnes

/s/  William J. Howell      Director                              April 14, 2000
--------------------------
William J. Howell

/s/  Tom T. Kubota          Director                              April 14, 2000
--------------------------
Tom T. Kubota


PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Prolong International Corporation:


We have audited the accompanying consolidated balance sheets of Prolong International Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 8, 2000, except for notes 1 and 8, as to which the date is April 12, 2000

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                     1999              1998
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $ 1,094,779       $ 1,127,861
Accounts receivable, net of allowance for doubtful accounts
  of $390,000 and $580,000 in 1999 and 1998, respectively            2,747,459         4,950,055
Inventories                                                          2,171,728         2,915,249
Prepaid expenses                                                       182,646         1,316,443
Income taxes receivable                                                 94,275           444,371
Prepaid television time                                                   ----           627,050
Advances to employees                                                  218,523           308,630
Deferred tax asset                                                   1,617,442            63,645
                                                                   -----------       -----------

    Total current assets                                             8,126,852        11,753,304

Property and equipment, net                                          3,554,176         3,372,509

Intangible assets, net                                               7,036,670         7,543,354

Deferred tax asset, non-current                                      2,545,238           439,791

Other assets                                                           116,712           101,914
                                                                   -----------       -----------

TOTAL ASSETS                                                       $21,379,648       $23,210,872
                                                                   ===========       ===========

                See notes to consolidated fnancial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998 (Continued)
--------------------------------------------------------------------------------

                                                                      1999             1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $ 2,843,843       $ 1,878,418
Accrued expenses                                                     1,210,126         1,460,163
Line of credit                                                       3,985,000
Notes payable, current                                                  46,446            41,951
                                                                   -----------       -----------
    Total current liabilities                                        8,085,415         3,380,532

Notes payable, noncurrent                                            2,327,048         2,376,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
  28,445,835 shares issued and outstanding in 1999
  and 1998                                                              28,446            28,446
Additional paid-in capital                                          14,809,349        14,716,438
Retained earnings (Accumulated deficit)                             (3,870,610)        2,709,451
                                                                   -----------       -----------
    Total stockholders' equity                                      10,967,185        17,454,335
                                                                   -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $21,379,648       $23,210,872
                                                                   ===========       ===========

                See notes to consolidated fnancial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                     1999                  1998                  1997
NET REVENUES                                                      $ 34,470,915           $35,032,689           $29,846,795

COST OF GOODS SOLD                                                  10,500,586             7,527,361             5,735,238
                                                                  ------------           -----------           -----------

GROSS PROFIT                                                        23,970,329            27,505,328            24,111,557

OPERATING EXPENSES:
Selling and marketing expenses                                      25,850,474            19,838,689            17,259,469
General and administrative expenses                                  7,645,321             6,022,201             3,523,200
Research and development                                               305,297               710,531             _________
                                                                  ------------           -----------

  Total operating expenses                                          33,801,092            26,571,421            20,782,669
                                                                  ------------           -----------           -----------

OPERATING (LOSS) INCOME                                             (9,830,763)              933,907             3,328,888

OTHER INCOME (EXPENSE), net:
Interest expense                                                      (454,142)             (132,102)               (8,185)
Interest income                                                         10,918               115,598               249,214
                                                                  ------------           -----------           -----------

  Total other income (expense)                                        (443,224)              (16,504)              241,029
                                                                  ------------           -----------           -----------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                                                 (10,273,987)              917,403             3,569,917

(BENEFIT) PROVISION FOR INCOME TAXES                                (3,693,926)              497,890             1,437,364
                                                                  ------------           -----------           -----------

NET (LOSS) INCOME                                                 $ (6,580,061)          $   419,513           $ 2,132,553
                                                                  ============           ===========           ===========

NET (LOSS) INCOME PER SHARE:
Basic                                                                   $(0.23)                $0.02                 $0.08
                                                                  ============           ===========           ===========
Diluted                                                                 $(0.23)                $0.02                 $0.08
                                                                  ============           ===========           ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                                               28,445,835            25,807,618            25,508,035
                                                                  ============           ===========           ===========
Diluted                                                             28,445,835            26,011,767            25,690,774
                                                                  ============           ===========           ===========

                See notes to consolidated fnancial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                            Common stock                  (Accumulated
                                      Common stock           Subscribed      Additional      Deficit)                     Total
                                ------------------------------------------     paid-in       Retained       Note       stockholders'
                                  Shares      Amount    Shares     Amount      capital       Earnings     receivable      equity
BALANCES, December 31, 1996     25,453,700   $25,454    155,800     $ 156    $ 7,767,855    $   157,385    $(660,000)   $ 7,290,850

Shares issued for cash               5,000         5                              12,495                                     12,500
Shares issued for services         180,000       180                             229,270                                    229,450
Issuance of shares previously
  subscribed                       155,800       156   (155,800)     (156)
Cancellation of shares
 previously issued                (330,000)     (330)                           (659,670)                    660,000
Compensation costs related
  to options                                                                      43,501                                     43,501
Net income                                                                                    2,132,553                   2,132,553
                                ----------   -------   --------    -----     -----------    -----------    ---------     ----------
BALANCES, December 31, 1997     25,464,500    25,465         --       --       7,393,451      2,289,938           --      9,708,854
Shares issued for cash                 300                                           600                                        600
Compensation costs related to
  options                                                                         133,312                                    133,312
Issuance of common stock in
  exchange for the
     net assets of EPL           2,981,035     2,981                           7,189,075                                  7,192,056
Net income                                                                                      419,513                     419,513
                                ----------   ------    --------    -----     -----------    -----------    ---------     ----------
BALANCES, December 31, 1998     28,445,835    28,446                          14,716,438      2,709,451                  17,454,335
                                ----------   ------    --------    -----     -----------    -----------    ---------     ----------
Compensation costs related
  to options                                                                     92,911      (6,580,061)                    92,911
Net loss                                                                                                                 (6,580,061)
                                ----------   ------    --------    -----     -----------    -----------    ---------     -----------
BALANCES, December 31, 1999     28,445,835   $28,446        ---    $----     $14,809,349    $(3,870,610)   $    ----     $10,967,185
                                ==========   =======   ========    =====     ===========    ===========    =========     ===========


                See notes to consolidated fnancial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                            1999                 1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $(6,580,061)          $   419,513         $ 2,132,553
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                872,088               247,937              82,172
  Provision for doubtful accounts                                             (190,268)              337,276             148,442
  Deferred taxes                                                            (3,659,244)             (527,129)             67,982
  Reserve for obsolescence                                                     884,024                25,000             100,000
  Reserve for other assets                                                     581,713                   ---                 ---
  Common stock issued in exchange for services                                     ---                   ---             229,450
  Compensation costs related to options                                         92,911               133,312              43,501
  Changes in assets and liabilities, net of effects of
   acquisition:
    Accounts receivable                                                      2,392,864            (1,472,608)         (2,667,135)
    Inventories                                                               (140,503)           (1,639,558)            134,247
    Prepaid expenses                                                           552,084              (600,584)           (530,633)
    Prepaid television time                                                    627,050               395,094            (654,983)
    Deposits                                                                   (26,298)               49,552             (78,254)
    Accounts payable                                                           965,425               804,320             325,228
    Accrued expenses                                                          (250,037)             (203,158)            960,099
    Income taxes                                                               350,096            (1,723,055)          1,027,121
                                                                           -----------           -----------         -----------

      Net cash (used in) provided by operating activities                   (3,528,156)           (3,754,088)          1,319,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (535,571)             (847,874)           (151,359)
Employee advances                                                               90,107               (80,734)           (224,221)
                                                                           -----------           -----------         -----------

      Net cash used in investing activities                                   (445,464)            ( 928,608)           (375,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other current liabilities                                              ---                   ---             (28,812)
Payments on notes payable                                                      (44,462)              (24,044)
Proceeds from line of credit                                                 3,985,000                   ---                 ---
Proceeds from issuance of common stock                                             ---                   600              12,500
Proceeds from subscriptions receivable                                             ---                   ---             189,500
Registration costs                                                                 ---              (346,982)                ---
                                                                           -----------           -----------         -----------

      Net cash provided by (used in) financing activities                    3,940,538              (370,426)            173,188
                                                                           -----------           -----------         -----------

                See notes to consolidated fnancial statements.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

                                                                         1999                 1998                1997

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                   $  (33,082)         $(5,053,122)          $1,117,398

CASH AND CASH EQUIVALENTS,
  Beginning of year                                                       1,127,861            6,180,983            5,063,585
                                                                         ----------          -----------           ----------

CASH AND CASH EQUIVALENTS, end of year                                   $1,094,779          $ 1,127,861           $6,180,983
                                                                         ==========          ===========           ==========
SUPPLEMENTAL DISCLOSURES -
  Cash paid during the year for:
    Income taxes                                                         $      ---          $ 2,748,076           $  366,000
                                                                         ==========          ===========           ==========
    Interest                                                             $  454,142          $   132,102           $    8,186
                                                                         ==========          ===========           ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1999, the Company completed the following transaction:
 Recorded $92,911 to additional paid-in capital for compensation costs related to options.

During 1998, the Company completed the following transaction:
 Financed the purchase of the office and warehouse facility with $2,442,000 in long term notes payable.
 Recorded $133,312 to additional paid-in-capital for compensation costs related to options.
 Issued 2,981,035 shares of common stock valued at $7,539,038, in exchange for the fair value of assets acquired of EPL in the amount of $7,604,886 and liabilities assumed of $65,848.

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

                See notes to Consolidated Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

    Managements' Plans Regarding Financial Results and Liquidity - During 1999, the Company incurred a net loss of approximately $6.6 million and, at December 31, 1999, had an accumulated deficit of approximately $3.9 million. The Company incurred significant expenses in 1999 to launch its new appearance products and to expand its distribution to premier automotive aftermarket retailers. Additionally, the Company incurred significant legal expenses and recorded reserves for inventory, other assets and accounts receivable. As discussed in Note 8, the Company's existing bank line of credit expires on April 30, 2000 and the lender has informed the Company that it does not intend to renew the existing credit facility. On April 12, 2000, the Company signed a commitment letter from another lender for a $6 million credit facility which will be utilizable based upon eligible amounts of inventories and receivables. Closing of the loan is subject to the completion and execution of the loan documents. Additionally, management is pursuing financing through subordinated debt and/or equity providers. Internally, the Company has strictly evaluated all expenditures, improved its credit and collection functions and revised vendor payment terms to the extent possible. There are also continued efforts to convert certain assets to cash on an accelerated basis. Management will also continue to vigorously defend the litigation described in Note 12. Management believes that the plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

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

    Prepaid Expenses - Prepaid expenses includes $78,641 and $162,978 at December 31, 1999 and 1998, respectively, in advance promotions paid to an entity previously affiliated with officers of the Company. Amounts are expensed when promotional activities occur.

    Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. $529,942 and $0 were expensed in 1999 and 1998.

    Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 1999, 1998 and 1997, the total amounts expensed for television time were $5,668,818, $4,220,093 and $7,095,400, respectively. As of December 31, 1999 and 1998, prepaid television time was $0 and $627,050 respectively.

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

    Intangible Assets - Intangible assets are comprised of the patents, licenses, trade secrets, trademarks, service marks and other such assets acquired from EPL Pro-Long, Inc. (Note 5). These assets are being amortized over a period of fifteen years.

    Other Assets - Other assets are comprised of trademarks, which are being amortized over five years, and deposits.

    Research and Development Expenses - Research and development expenses consist primarily of salaries, contract labor and lab testing fees to develop new products. All such costs are expensed in the year incurred.

    Fair Value of Financial Instruments - Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1999 and 1998, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, subscriptions receivable, notes receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

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

    Revenue is also recognized under an arrangement whereby customers responding to television infomercials agree to an upsell. An upsell is a transaction where the customer purchases the advertised product and also purchases one or more additional items, all in one transaction. Revenue from products sold under the upsell arrangement is recognized upon shipment of the related products. For the years ended December 31, 1999, 1998 and 1997, revenues under this arrangement were $189,380, $347,771 and $593,388, respectively.

    Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components.

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 1999, 1998 and 1997, there was no difference between net income and comprehensive income.

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

    For the year ended December 31, 1999, no options or warrants were included as common stock equivalents as their effect would be antidilutive. For the years ended December 31, 1998 and 1997, the diluted weighted average common shares outstanding included 204,149 and 182,739, respectively, of dilutive options.

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

    Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, which requires the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. The Company has adopted certain required provisions of this standard for nonemployee transactions. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and income per share as if the Company had adopted SFAS No. 123. The Company will continue to account for employee stock-based compensation under APB Opinion No. 25.

3.  INVENTORIES

    Inventories at December 31, 1999 and 1998 consist of the following:

                                      1999           1998
    Raw materials                  $  985,785     $  936,451
    Finished goods                  1,185,943      1,430,797
    Promotional items                     -0-        548,001
                                   ----------     ----------

                                   $2,171,728     $2,915,249
                                   ==========     ==========

4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1999 and 1998 consists of the following:

                                                1999               1998
    Building and improvements                 $2,280,783         $2,268,559
    Computer equipment                           276,729            230,264
    Office equipment                              55,753             54,073
    Furniture and fixtures                       581,324            255,669
    Automotive equipment                          35,925             35,925
    Exhibit equipment                            115,143            115,143
    Machinery and equipment                       17,953             12,174
    Molds and dies                               206,961             63,193
                                              ----------         ----------

                                               3,570,571          3,035,000
    Less accumulated depreciation               (554,395)          (200,491)
                                              ----------         ----------

                                               3,016,176          2,834,509
    Land                                         538,000            538,000
                                              ----------         ----------

                                              $3,554,176         $3,372,509
                                              ==========         ==========

5.  ACQUISITION OF EPL PRO-LONG, INC.

    Prior to February 5, 1998, the Company was subject to a license agreement, which required the Company to pay royalties of 3.5% of sales (as defined) of the Company's products that utilized certain proprietary technology, trademarks and copyrights. The royalty expense under this arrangement for the years ended December 31, 1999, 1998 and 1997 approximated $0, $122,450 and $1,023,869, respectively. The agreement also called for an initial one-time license fee of $106,190, which the Company capitalized and was amortizing over a five-year period. The Company amortized $19,468, and $21,238 for the years ended December 31, 1998 and 1997, respectively, resulting in an accumulated amortization balance of $63,716 as of December 31, 1997. As of the closing date of the acquisition of EPL Pro-Long, Inc., the Company wrote off the remaining unamortized balance of $23,006.

    On February 5, 1998, the Company entered into a definitive agreement to purchase the assets of EPL Pro-Long, Inc. (EPL), which includes the patents for lubrication technology previously under license to the Company, in exchange for 2,981,035 shares of the Company's common stock and the assumption of certain liabilities. The total purchase price ascribed to the transaction was $7,604,886 (See Note 12). Following regulatory and EPL shareholder approval, the transaction closed on November 20, 1998. This business combination was accounted for as a purchase.

    The $7,604,886 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of closing. The excess of cost and liabilities assumed over tangible assets acquired, which includes the patents, trademarks, secret marks and other such assets, was recorded as intangible assets. The intangible assets are being amortized over fifteen years from the date of the close of the transaction using a straight-line method. Amortization expense for 1999 and 1998 was $506,684 and $56,915, respectively, resulting in accumulated amortization of $563,599 and $56,915 as of December 31, 1999 and 1998, respectively.

    The following unaudited combined pro forma information shows the results of the Company's operations as if the transaction had occurred on January 1:

                                                     1997          1998

    Net revenues                                  $29,846,795   $35,032,689
    Net income                                    $ 2,301,856   $   155,197
    Net income per common share:
          Basic                                   $      0.08   $      0.01
          Diluted                                 $      0.08   $      0.01

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                              1999             1998

    Accrued royalties                      $   18,090       $   46,748
    Accrued legal expenses                    363,984          573,000
    Payroll and payroll taxes                 296,880          482,620
    Accrued commissions                       124,353          280,610
    Purchase commitments                      301,509              ---
    Other                                     105,310           77,185
                                           ----------       ----------

                                           $1,210,126       $1,460,163
                                           ==========       ==========

7.  NOTES PAYABLE

    During 1998, the Company obtained loans for the financing of the purchase of its office and warehouse facility. The terms of the loans and outstanding balances as of December 31 are as follows:

                                                           1999          1998
    a)  Note payable to a bank bearing interest
        at 7.875% per annum to be repaid in
        monthly principal and interest payments
        of $13,050 each with a final payment of
        all remaining unpaid principal and
        interest due on May 1, 2008.                     $1,653,757   $1,677,954



    b)  Loan from CDC Small Business Finance
        Corporation bearing interest at 7.65% per
        annum to be repaid in monthly principal
        and interest payments of $6,376 each
        through July 1, 2018.                               719,737      740,002
                                                         ----------   ----------
                                                          2,373,494    2,417,956
        Less current maturities                             (46,446)     (41,951)
                                                         ----------   ----------
                                                         $2,327,048   $2,376,005
                                                         ==========   ==========
        Borrowings have the following
        scheduled maturities:
        Year ending December 31,
         2000                                            $   46,446
         2001                                                50,256
         2002                                                53,974
         2003                                                57,969
         2004                                                61,909
         Thereafter                                       2,102,940
                                                         ----------
                                                         $2,373,494
                                                         ==========

8.  LINE OF CREDIT

    In July 1997, the Company entered into a $4,000,000 line of credit arrangement, as amended, with a bank. Such line is collateralized by accounts receivable and inventories. The line contains certain financial covenants including a minimum quick ratio and tangible net worth. As of December 31, 1999, $3,985,000 was outstanding which was the maximum available under the current amendment to the line of credit. As of December 31, 1999, the Company was in compliance or has received waivers for all financial convenants. The effective interest rate was 10% at December 31, 1999. The line expires on April 30, 2000 and the bank has informed the Company that it does not intend to renew its existing credit facility. On April 12, 2000, the Company received a commitment letter from a lender for a $6 million credit facility which will be utilizable based upon eligible amounts of inventories and receivables. Management signed this commitment letter effective April 12, 2000. Closing of the loan is subject to the completion and execution of the loan documents. Additionally, the Company is currently seeking new financing arrangements through subordinated debt and/or equity providers.

9.  STOCKHOLDERS' EQUITY

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

    Stock option activity is as follows:

                                                                     Weighted
                                                                      average
                                                Shares under      exercise price
                                                   option            per share

    OUTSTANDING, December 31, 1996                   30,000           $ 5.38
      Granted                                     1,358,688           $ 2.10
      Canceled                                      (33,310)          $(5.04)
                                                  ---------

    OUTSTANDING, December 31, 1997                1,355,378           $ 2.10
      Granted                                       160,000           $ 2.19
      Canceled                                     (109,834)          $(2.57)
      Exercised                                        (300)          $(2.00)
                                                  ---------

    OUTSTANDING, December 31, 1998                1,405,244           $ 2.07
      Granted                                       827,000           $ 0.65
      Canceled                                       (2,876)          $(2.00)
      Exercised                                         ---             ----
                                                  ---------
    OUTSTANDING, December 31, 1999                2,229,368           $ 1.55
                                                  =========

    Outstanding options vest over periods ranging from one to five years.
    During 1999, the Company issued 74,000 options with fair values ranging from $.44 to $2.00 to outside consultants. During 1999, the Company recorded $92,911 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 1999.

    As of December 31, 1999 and 1998, options to purchase 581,038 and 301,806 respectively, shares of common stock were exercisable.

    The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options. Had compensation cost for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-

    Based Compensation, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                               1999        1998         1997

    Net (loss) income, as reported          $(6,580,061)   $419,513   $2,132,553
    Net (loss) income, pro forma            $(7,031,336)   $(19,148)  $1,888,150
    Net (loss) per share, as reported:
      Basic                                 $     (0.23)   $   0.02   $     0.08
      Diluted                               $     (0.23)   $   0.02   $     0.08
    Pro forma net (loss) income per share:
      Basic                                 $     (0.25)   $   0.00   $     0.07
      Diluted                               $     (0.25)   $   0.00   $     0.07

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 71.46% to 253.79%, risk-free interest rates of 6.0% in 1999 and 1998, and 6.9% in 1997, and an expected life of 7 1/2 years.

11. INCOME TAXES

    The (benefit) provision for income taxes consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                 1999             1998              1997

Current:
  Federal                     $   (21,990)      $  814,550       $1,063,979
  State                           (12,692)         210,469          301,725
  Foreign                             ---              ---            3,678
                              -----------       ----------       ----------

                                  (34,682)       1,025,019        1,369,382

Deferred:
  Federal                      (3,406,716)        (432,316)          52,462
  State                          (252,528)         (94,813)          15,520
                              -----------       ----------       ----------

                               (3,659,244)        (527,129)          67,982
                              -----------       ----------       ----------

                              $(3,693,926)      $  497,890       $1,437,364
                              ===========       ==========       ==========

    The provision for income taxes differs from the amount that would result from applying the federal statutory rate, as follows:

                                               1999         1998         1997

    Federal statutory income tax rate       $(3,595,895)   $321,091   $1,213,772
    State income taxes, net of federal
       benefit                                 (172,394)     75,176      209,381
     Other                                       74,363     101,623       14,211
                                            -----------    --------   ----------

                                            $(3,693,926)   $497,890   $1,437,364
                                            ===========    ========   ==========

    Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 1999 and 1998:

                                                    1999            1998
   Deferred tax liabilities:
      Prepaid television time                    $      ---       $(274,899)
      State taxes                                  (119,729)        (31,344)
      Fixed assets                                  (38,745)        (36,759)
   Deferred tax assets:
      Accrued vacation                               42,340          33,662
      Allowance for doubtful accounts                71,459         254,272
      Inventory reserve                             442,356          54,800
      Accrued expenses                            1,061,287         371,956
      Net operating loss                          2,560,864
      Other                                         142,848         131,748
                                                 ----------       ---------

                                                 $4,162,680       $ 503,436
                                                 ==========       =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company's results of operations and financial conditions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.

As of December 31, 1999, the Company estimated federal and state net operating loss carryforwards, which are available to offset future taxable income through 2019, of approximately $6.8 million and $4.0 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases certain office equipment under operating leases over lease terms ranging from one to four years. Lease expense was approximately $75,758, $115,171 and $137,500 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Royalties - The Company is obligated to pay royalties to the producer of a one-half hour, direct-response television commercial entitled "Prolong World Challenge" (infomercial) at the rate of 1.5% of gross sales (as defined) generated from direct-response television sales of lubricant products made via an 800 telephone number which utilizes the infomercial video footage. The term of this agreement is dependent upon the life cycle of the "Prolong World Challenge." For the years ended December 31, 1999, 1998 and 1997, the Company expensed $12,319, $63,661 and $174,266 respectively, under this arrangement. The agreement terminated in May 1999.

    In connection with this direct response television commercial, the Company is obligated to pay royalties to another individual at the rate of 1% of gross sales (as defined) resulting from direct-response sales from the infomercial. The agreement has a term of three years and four months beginning in January 1996. The Company expensed $20,330, $42,105 and $116,177 under this arrangement for the years ended December 31, 1999, 1998 and 1997, respectively. The agreement terminated in May 1999.

    The Company is obligated to pay royalties to the same producer at the rate of 1/2% of the gross sales, net of returned product, from any and all direct response television campaigns which utilize footage from the direct response television commercial entitled "Prolong Across America." For the years ended December 31, 1999, 1998 and 1997, the Company expensed $2,444, $0 and $0, respectively, under this arrangement.

    The Company is obligated to pay royalties to the same producer at the rate of 1.5% of gross sales, net of product returns, of the appearance product kit generated from any and all direct response television campaigns. Additionally, the Company will pay 5% in the first year, 4% in the second year, and 3% in the third year of any and all net retail sales of the paint sealant product. For the years ended December 31, 1999, 1998 and 1997, the Company expensed $42,156, $0 and $0, respectively, under this arrangement.

    The Company has an arrangement with an individual whereby it has agreed to pay royalties on all net retail sales according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. Maximum payments under this arrangement are: $100,000 in year one, $125,000 in year two and $150,000 in year three. The option to extend this agreement for an additional four years was exercised. For the four years under the extension, the Company has agreed to pay royalties at the rate of 1% on all net retail sales. For each of these years, the Company pays a guaranteed minimum payment of $75,000. Maximum payments are $175,000 in the first year of the renewal period and increase $25,000 each year thereafter, to a maximum of $250,000 in the last year of the agreement. For the years ended December 31, 1999, 1998 and 1997, the Company expensed approximately $150,000, $114,931 and $134,753, respectively, under this arrangement.


    Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The remaining terms for individual agreements range from one to three years. The Company is committed to aggregate future payments under these agreements as follows:

       Year ending December 31:
         2000                                                 $855,000
         2001                                                  100,000
                                                              --------
                                                              $955,000
                                                              ========

    Endorsement and sponsorship expenses charged to operations related to these agreements was approximately $2,082,000, $1,904,000, and $956,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Purchase Commitments - The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $1,270,000 as of December 31, 1999. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage handling fee of 1 1/2% per month, and /or purchase these inventories at the option of the packager.

    Employment Contracts - In October, 1999, the Company entered into an employment agreement with an officer and director of the Company for a period of 4 years. In March 2000, the agreement was terminated. Under the terms of the related separation agreement, the officer and director resigned from both positions. Additionally, all warrants and stock options became immediately exercisable at the exercise prices in the original agreement, which are: i) 200,000 warrants at an exercise price of $2.00 per share; ii) 200,000 warrants at an exercise price of $3.00 per share; iii) 200,000 warrants at an exercise price of $4.00 per share; iv) 200,000 warrants at an exercise price of $5.00 per share; v) 100,000 incentive stock options at an exercise price of $.056 per share; and, vi) 100,000 incentive stock options at an exercise price of $1.06 per share. All warrants and stock options expire on December 31, 2000. The individual will continue as a business consultant to the Company through October 4, 2000. In January 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 4 to 5 years. The terms of the contracts include base salary, stock options, various performance incentives, and severance payments ranging from 2 to 3 years of base salary in the event of early termination.

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

    On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the plaintiffs to post a bond in the amount of $100,000, which bond has been posted. PIC has appealed the Court's preliminary injunction ruling, which appeal was subsequently denied. The defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure.

    The defendants successfully moved to change venue and the case has just been ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. Plaintiffs have not yet selected new counsel. The Ninth Circuit Court of Appeal, however, set aside the preliminary injunction. At this time, due to plaintiffs lack of counsel, there are no mediation conferences scheduled. Therefore, final resolution of the matter cannot presently be determined. PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiff's claims and plan to vigorously defend against the claims.

    In a third matter, the U.S. District Court heard a case against PIC whereby the plaintiffs alleged a variety of business torts, including copyright infringement and false advertising. The Company denied the allegations and counter-claimed against the plaintiffs and multiple other parties, alleging copyright infringement, false advertising, product disparagement, misappropriation of trade secrets and unfair trade practices. The plaintiffs and defendants settled this matter in 1999 pursuant to a confidential settlement agreement. Prolong's obligations under the settlement agreement were accrued in 1998.

    PIC and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on PIC's consolidated financial position, results of operations, or cash flows.


13. SEGMENT REPORTING AND CUSTOMER INFORMATION

    The Company engages in business activities in only one operating segment which entails the development, manufacture and sale of lubricant and appearance products. While the Company offers a wide range of products for sale, many are manufactured at common production facilities. In addition, the Company's products are marketed through a common sales organization and are sold to a similar customer base. During 1999, one customer accounted for 13.3% of net revenues. During 1998, two customers accounted for 17.2% and 14.5%, respectively, of net revenues. During 1997, no single customer accounted for 10% of net revenues. As of December 31, 1999 and 1998, one customer each year accounted for 32.8% and 33.0% respectively, of the balance of accounts receivable.

14. QUARTERLY FINANCIAL DATA (Unaudited)

                                                      Net         Net Income
                            Net         Gross       Income    (Loss) per Share
                         Revenues      Profit       (Loss)     Basic   Diluted
                        -----------  -----------  -----------  ------  -------
   Quarter ended:
    March 31, 1998      $10,848,742  $ 8,843,328  $ 1,606,568  $ 0.06  $ 0.06
    June 30, 1998         8,399,828    6,758,028      115,724    0.01    0.01
    September 30, 1998    9,662,580    7,201,989      484,131    0.02    0.02
    December 31, 1998     6,121,539    4,701,983   (1,786,910)  (0.07)  (0.07)
                        -----------  -----------  -----------  ------  ------
                        $35,032,689  $27,505,328  $   419,513  $ 0.02  $ 0.02
                        ===========  ===========  ===========  ======  ======

   Quarter ended:
    March 31, 1999      $ 9,749,872  $ 7,091,933  $  (127,891) $(0.00) $(0.00)
    June 30, 1999        12,001,207    8,971,702   (1,556,502)  (0.06)  (0.06)
    September 30, 1999    9,758,596    7,276,008     (416,272)  (0.01)  (0.01)
    December 31, 1999     2,961,240      630,686   (4,479,396)  (0.16)  (0.16)
                        -----------  -----------  -----------  ------  ------
                        $34,470,915  $23,970,329  $(6,580,061) $(0.23) $(0.23)
                        ===========  ===========  ===========  ======  ======

Fourth Quarter Adjustments
--------------------------

1999 - The net loss for the fourth quarter of 1999 includes the following: 1) a reserve of approximately $893,000 for excess inventory quantities and discontinued products; 2) a reserve of approximately $582,000 against an other asset; 3) a reserve of approximately $326,000 against certain accounts receivable; and, 4) a reserve of approximately $400,000 for estimated sales returns. Each of these reserves was recorded based on information which became available or changes in strategic direction which were made during the fourth quarter of 1999.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                           Additions
                                     -------------------                 Balance
                         Balance at  Charged to Charged                  of End
                        Beginning of  Costs and to Other                   of
     Description           Period     Expenses  Accounts Deductions      Period
     -----------        ------------ ---------- -------- ----------      -------
Year ended December 31,
 1999:
Allowance for doubtful
 accounts receivable      $580,000   $  325,637   $----    515,905    $  389,732
Inventory reserves         125,000      892,895    ----      8,871     1,009,024
Other assets reserve           ---      581,713    ----       ----       581,713
                          --------   ----------   -----   --------    ----------
Total                     $705,000   $1,800,245   $----   $524,776    $1,980,469
                          ========   ==========   =====   ========    ==========

Year ended December 31,
 1998:
Allowance for doubtful
 accounts receivable       $242,724  $  372,020   $----   $ 34,744    $  580,000
Inventory reserves          100,000      25,000    ----       ----       125,000
                           --------  ----------   -----   --------    ----------
Total                      $342,724  $  397,020   $----   $ 34,744    $  705,000
                           ========  ==========   =====   ========    ==========

Year ended December 31,
 1997:
Allowance for doubtful
 accounts receivable       $ 94,282  $  241,751   $----   $ 93,309    $  242,724
Inventory reserves             ----     100,000    ----       ----       100,000
                           --------  ----------  ------   --------    ----------
                           $ 94,282  $  341,751   $----   $ 93,309    $  342,724
                           ========  ==========  ======   ========    ==========

                       PROLONG INTERNATIONAL CORPORATION

                                   FORM 10-K

                                 Exhibit Index
                                 -------------


                                                                      Sequential
                                                                     Page Number
                                                                     -----------

2.1   Exchange Agreement between Stockholders of PSL and the
      Registrant (incorporated by reference to the same numbered
      Exhibit to the Registrant's Registration Statement on Form 10
      filed July 3, 1997).                                                ---
2.2   Agreement and Plan of Reorganization, dated as of February 5,
      1998, by and among the Registrant and EPL Pro-Long, Inc.,
      including the following exhibits:  (i) Form of Employee
      Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to  the Registrant's
      Registration Statement on Form S-4 filed May 4, 1998).              ---
2.3   Amendment to Agreement and Plan of Reorganization, dated as of
      June 29, 1998, by and among the Registrant and EPL Pro-Long,
      Inc. (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed
      May 4, 1998).                                                       ---
3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed
      July 3, 1997).                                                      ---
3.3   Bylaws of the Registrant, as amended and restated on April 27,
      1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed
      May 4, 1998).                                                       ---
4.2   Specimen Certificate of Registrant's Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant's
      Registration Statement on Form S-4 filed May 4, 1998).              ---
10.1  Form of Indemnification Agreement for Executive Officers and
      Directors (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
      1997).                                                              ---
10.2  Exclusive License Agreement between PSL and EPL Pro-Long, Inc.,
      d.b.a. Prolong International, dated November 10, 1993
      (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
      1997).                                                              ---
10.4  Agreement between PSL and Al Unser, dated July 28, 1995
      (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
      1997).                                                              ---
10.5  Service Agreement between PSL and Tylie Jones & Associates, Inc., dated October 24, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on
      Form 10 filed July 3, 1997).                                        ---
10.6  Telemarketing Agreement between PSL and West Telemarketing
      Corporation, dated October 24, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
      Statement on Form 10 filed July 3, 1997).                           ---

10.7  Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on
      Form 10 filed July 3, 1997).                                        ---
10.8  Associate Sponsorship Agreement between PSL, King Entertainment,
      Inc. and Kenneth D. Bernstein, dated May 9, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's
      Registration Statement on Form 10 filed July 3, 1997).              ---
10.10 Major Associate Sponsorship Agreement between PSL, Norris Racing,
      Inc. and Barnes Dyer Marketing, Inc., dated December 15, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
      1997).                                                             ---
10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock
      Option Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10
      filed July 3, 1997).                                               ---
10.13 The Registrant's Revolving Credit Agreement with Bank of
      America National Trust and Savings Association, dated July 14,
      1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed
      July 3, 1997).                                                     ---
10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba
      Nemco Motorsports, dated February 13, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's
      Annual Report on Form 10-K filed March 23, 1998). *                ---
10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated December 19, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K
      filed March 23, 1998). *                                           ---
10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998 (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed March 23, 1998).     ---
10.18 Sponsorship Agreement between PSL and Commonwealth Service &
      Supply Corp. T/A Jim Yates Racing, dated November 22, 1997;
      Addendum dated December 17, 1997 (both documents incorporated by reference to the same numbered Exhibit to the Registrant's
      Annual Report on Form 10-K filed March 23, 1998). *                ---
10.19 Service and Endorsement Contract between PSL and Smokey Yunick, dated November 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K
      filed March 23, 1998). *                                           ---
10.20 Standing Loan Agreement between PSL and Bank of America
      Community Development Bank, dated April 1, 1998; Promissory
      Note; Deed of Trust, Assignment of Rents and Fixture Filing;
      Payment Guaranty; and Secured and Unsecured Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4,
      1998).                                                             ---
10.22 Authorization For Debenture Guarantee 504 Program between the
      United States Small Business Administration, CDC Small Business
      Finance Corp. and PSL, dated February 2, 1998, as amended
      March 3, 1998, as amended again on April 10, 1998; "504" Note;
      Deed of Trust and Assignment of Rents; Development Company
      504 Debenture; and Servicing Agent Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's
      Registration Statement on Form S-4 filed May 4, 1998).             ---
10.23 Contract Packaging Agreement between PSL and Premiere Packaging,
      Inc., dated September 11, 1998.                                    ---
10.24 Employment Agreement, dated October 5, 1989, by and among the
      Company, Prolong Super Lubricants, Inc. and Thomas G. Iwanski, including the following exhibits: (i) Warrant Agreement, dated
      October 5, 1999, and (ii) Form of

      Stock Option Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on
      Form 10-Q filed November 12, 1999).                                ---
10.25 Registration Rights Agreement, dated October 5, 1999, between the Company and Thomas G. Iwanski (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report
      on Form 10-Q filed November 12, 1999).                             ---
10.26 Associate Sponsorship Agreement between PSL, King Entertainment,   57
      Inc. and Kenneth D. Bernstein, dated December 17, 1999.*           ---
10.27 Employment Agreement, dated January 21, 2000, between PSL and      67
      Elton Alderman.                                                    ---
10.28 Employment Agreement, dated January 21, 2000, between PSL and      78
      Thomas C. Billstein.                                               ---
10.29 Sponsorship Agreement between PSL and Sabco Racing, Inc. dated     88
      February 15, 2000.*                                                ---
10.30 Sponsorship Agreement between PSL and Galles/ECR Racing, LLC,      93
      dated March 10, 2000.*                                             ---
10.31 Service and Endorsement Contract between PSL and Smokey Yunick,    100
      dated January 11, 2000.*                                           ---
21.1  Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on
      Form 10-K filed March 25, 1999).                                   ---
23.1  Consent of Deloitte & Touche LLP.                                  108
24.1  Power of Attorney (included as part of the signature page of
      this Annual Report).                                               ---
27.1  Financial Data Schedule (Article 5 of Regulation S-X).             109
-----------
* Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.