Form 10-Q
period 2000-03-31
PROLONG INTERNATIONAL CORP
filed 2000-05-11
CIK 1016965

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


           For the transition period from ____________to___________


                          Commission File No 0-22803
                                            --------

                       PROLONG INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

              Nevada                                     6 Thomas                                         74-2234246
    (State or other jurisdiction                     Irvine, CA 92618                          (IRS Employer Identification No.)
 of incorporation or organization)       (Address of principal executive offices) (Zip Code)

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

                             (1)  Yes [X]   No [ ]

                             (2)  Yes [X]   No [ ]

There were 28,445,835 shares of the registrant's common stock ($0.001 par value) outstanding as of May 11, 2000.

                              Page 1 of 14 pages
                Exhibit Index on Sequentially Numbered Page 14

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART 1                         FINANCIAL INFORMATION                       Page
Item 1:    Financial Information

           Consolidated Condensed Balance Sheets -
           March 31, 2000 and December 31, 1999............................   3

           Consolidated Condensed Statements of Operations - Three months
           ended March 31, 2000 and 1999...................................   4

           Consolidated Condensed Statements of Cash Flows -
           Three months ended March 31, 2000 and 1999......................   5

           Notes to Consolidated Condensed Financial Statements............   6

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 3:    Quantitative and Qualitative Disclosures About Market Risk......  12

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings...............................................  14

Item 6:    Exhibits and Reports on Form 8-K................................  14

           Signatures......................................................  14

Item 1. Financial Information

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                               ASSETS

                                                                                March 31,                December 31,
                                                                                   2000                      1999
                                                                                   ----                      ----
                                                                               (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                     $     752,120             $   1,094,779
Accounts receivable, net                                                          5,308,212                 2,747,459
Inventories                                                                       2,407,629                 2,171,728
Prepaid expenses                                                                    312,953                   182,646
Income taxes receivable                                                                   -                    94,275
Prepaid television time                                                             226,868                         -
Advances to employees                                                               215,450                   218,523
Deferred tax asset                                                                1,708,096                 1,617,442
                                                                              --------------            -------------

            Total current assets                                                 10,931,328                 8,126,852

Property and equipment, net                                                       3,458,718                 3,554,176

Intangible assets, net                                                            6,909,999                 7,036,670

Deferred tax asset, noncurrent                                                      375,637                 2,545,238

Other assets                                                                        154,469                   116,712
                                                                              --------------            -------------

TOTAL ASSETS                                                                  $  21,830,151             $  21,379,648
                                                                              =============             =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                $ 3,127,102             $   2,843,843
Accrued expenses                                                                  1,447,181                 1,210,126
Line of credit                                                                    3,100,000                 3,985,000
Income taxes payable                                                                162,156                         -
Notes payable, current                                                               33,149                    46,446
                                                                              -------------             -------------

            Total current liabilities                                             7,869,588                 8,085,415

Notes payable, noncurrent                                                         2,329,559                 2,327,048
                                                                              -------------             -------------

            Total liabilities                                                    10,199,147                10,412,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
    no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
    28,445,835 shares issued and outstanding                                         28,446                    28,446
Additional paid-in capital                                                       14,832,348                14,809,349
Retained earnings                                                                (3,229,790)               (3,870,610)
                                                                              -------------             -------------

            Total stockholders' equity                                           11,631,004                10,967,185
                                                                              -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  21,830,151             $  21,379,648
                                                                              =============             =============

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2000                     1999
                                                                                         ----                     ----
NET REVENUES                                                                          $ 7,757,199              $9,749,872

COST OF GOODS SOLD                                                                      1,726,911               2,657,939
                                                                                      -----------             -----------

GROSS PROFIT                                                                            6,030,288               7,091,933

OPERATING EXPENSES:
Selling and marketing expenses                                                          3,312,551               5,573,895
General and administrative expenses                                                     1,428,153               1,665,015
                                                                                      -----------             -----------

        Total operating expenses                                                        4,740,704               7,238,910
                                                                                      -----------             -----------

OPERATING INCOME (LOSS)                                                                 1,289,584                (146,977)

OTHER INCOME (EXPENSE), net:
Interest (expense)                                                                       (154,256)                (53,618)
Interest income                                                                             2,335                   4,704
                                                                                      -----------             -----------

        Total other (expense), net                                                       (151,921)                (48,914)
                                                                                      -----------             -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                         1,137,663                (195,891)

PROVISION (BENEFIT) FOR INCOME TAXES                                                      496,843                 (68,000)
                                                                                      -----------             -----------

NET INCOME (LOSS)                                                                     $   640,820              $ (127,891)
                                                                                      ===========             ===========

NET INCOME (LOSS) PER SHARE:
Basic                                                                                 $      0.02             ($     0.00)
                                                                                      ===========             ===========
Diluted                                                                               $      0.02             ($     0.00)
                                                                                      ===========             ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                                                                  28,445,835              28,445,835

Diluted options outstanding                                                               128,219                       0
                                                                                      -----------             -----------

Diluted                                                                                28,574,054              28,445,835
                                                                                      ===========             ===========

           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                      2000                        1999
                                                                                      ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $    640,820               $ (127,891)
Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                  225,004                  193,596
         Provision for doubtful accounts                                                 30,000                 (349,875)
         Deferred taxes                                                               2,078,947                  (68,000)
         Reserve for obsolesence                                                       (100,002)                  16,000
         Compensation costs related to options                                           22,999                   22,001
         Changes in assets and liabilities, net of effects of acquisition:
                Accounts receivable                                                  (2,590,753)              (1,971,816)
                Inventories                                                            (135,899)                (705,675)
                Prepaid expenses                                                       (130,307)                  22,009
                Prepaid television time                                                (226,868)                (304,406)
                Deposits                                                                (40,632)                 (20,439)
                Accounts payable                                                        283,259                1,127,715
                Accrued expenses                                                        237,055                    4,647
                Income taxes payable                                                    256,431                        2
                                                                                  -------------              -----------

                   Net cash provided by (used in) operating activities                  550,054               (2,162,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                           -                 (202,353)
Prepaid advances                                                                          3,073                   37,788
                                                                                  -------------              -----------

                   Net cash provided by (used in) investing activities                    3,073                 (164,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                               (10,786)                 (11,450)
Proceeds (payments) on line of credit, net                                             (885,000)               1,500,000
                                                                                  -------------              -----------

                   Net cash provided by (used in) financing activities                 (895,786)               1,488,550

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (342,659)                (838,147)

CASH AND CASH EQUIVALENTS, beginning of period                                        1,094,779                1,127,861
                                                                                  -------------              -----------

CASH AND CASH EQUIVALENTS, end of period                                           $    752,120               $  289,714
                                                                                  =============              ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                  $          -               $        -
                                                                                  =============              ===========
Interest paid                                                                      $    154,256               $   53,618
                                                                                  =============              ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter of 2000, the Company completed the following transactions: Recorded $22,999 to additional paid-in capital for compensation costs related to options.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consist of the following:

                            March 31,         December 31,
                              2000               1999
                              ----               ----
                           (Unaudited)

     Raw materials         $  778,932         $  985,785
     Finished goods         1,628,697          1,185,943
                           ----------         ----------
                           $2,407,629         $2,171,728
                           ==========         ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                             March 31,    December 31,
                                               2000          1999
                                               ----          ----
                                            (Unaudited)

     Building and improvements              $2,280,783     $2,280,783
     Computer equipment                        276,729        276,729
     Office equipment                           55,753         55,753
     Furniture and fixtures                    581,324        581,324
     Automotive equipment                       35,925         35,925
     Exhibit equipment                         115,143        115,143
     Machinery and equipment                    17,953         17,953
     Molds and dies                            206,961        206,961
                                            ----------     ----------

                                             3,570,571      3,570,571
     Less accumulated depreciation            (649,853)      (554,395)
                                            ----------     ----------

                                             2,920,718      3,016,176
     Land                                      538,000        538,000
                                            ----------     ----------

                                            $3,458,718     $3,554,176
                                            ==========     ==========

5.   LINE OF CREDIT

     In July 1997, the Company entered into a $4,000,000 line of credit arrangement, as amended, with a bank. Such line is collateralized by accounts receivable and inventories. The line contains certain financial covenants including a minimum quick ratio and tangible net worth. As of March 31, 2000, $3,100,000 was outstanding which was the maximum available under the then current amendment to the line of credit. As of March 31, 2000, the Company was in compliance or had received waivers for all financial covenants. The effective interest rate was 10% at March 31, 2000. The line expired on April 30, 2000, but the bank agreed to an extension through May 10, 2000, at which time the obligation was settled in full with proceeds from a new credit facility. As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate plus 1% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. Additionally, the Company is currently seeking new financing arrangements through subordinated debt and/or equity providers.

6. NOTES PAYABLE

   Notes payable consist of the following as of March 31, 2000:

   a) Note payable to a bank bearing interest at 7.875%
      per annum to be repaid in monthly principal and
      interest payments of $13,050 with a final payment
      of all remaining unpaid principal and interest due
      on May 1, 2008.                                            $1,648,234

   b) Loan from CDC Small Business Finance Corporation
      bearing interest at 7.65% per annum to be repaid in
      monthly principal and interest payments of $6,376             714,474
                                                                 ----------
      each through July 1, 2018.                                  2,362,708

      Less current maturities                                       (33,149)
                                                                 ----------

                                                                 $2,329,559
                                                                 ==========
      Year ending December 31,
      2000                                                       $   33,149
      2001                                                           50,256
      2002                                                           53,974
      2003                                                           57,969
      2004                                                           61,909
      Thereafter                                                  2,105,451
                                                                 ----------
                                                                 $2,362,708
                                                                 ==========

7.   CONTINGENCIES

     On or about November 17, 1998, Michael Walczak et al, on behalf of himself and other similarly situated shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two percent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

     On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the Walczak plaintiffs to post a bond in the amount of $100,000, which bond has been posted. PIC appealed the Court's preliminary injunction ruling, which appeal was subsequently denied.

     The Prolong defendants successfully moved to change venue and the case was ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. It is still unclear who the plaintiffs have selected as new counsel. At this time, due to plaintiffs lack of counsel, there are no mediation conferences scheduled. Therefore, final resolution of the matter cannot presently be determined. The Prolong defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. There has been no ruling to date on the Walczak plaintiffs' request to certify the class as a class action. PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiffs' claims and plan to vigorously defend against the claims.

     PIC and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on PIC's consolidated financial position, results of operations or cash flows.

8.   COMMITMENTS

     The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $930,000 as of March 31, 2000. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage handling fee of 1 1/2% per month, and/or purchase these inventories at the option of the packager.

ITEM 2:
-------

                       PROLONG INTERNATIONAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                 Percentage of Net
                                                    Revenues

                                                Three Months Ended
                                                     March 31,
                                             -------------------------
                                               2000              1999
                                             -------------------------

Net revenues                                  100.0             100.0
Cost of goods sold                             22.3              27.3
                                             ------------------------
Gross profit                                   77.7              72.7
Selling and marketing expenses                 42.7              57.2
General and administrative expenses            18.4              17.0
                                             ------------------------
Operating income (loss)                        16.6              (1.5)
Other income (expense)                         (1.9)             (0.5)
                                             ------------------------
Income (loss) before income taxes              14.7              (2.0)
Provision (benefit) for income taxes            6.4              (0.7)
                                             ------------------------
Net income (loss)                               8.3              (1.3)
                                             ------------------------


Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

Net revenues for the three months ended March 31, 2000 were approximately $7,760,000 as compared to approximately $9,750,000 for the comparable period of the prior year, a decrease of $1,990,000 or 20.4%. Revenues for the three month period ended March 31, 2000 were derived from the following sources: Retail sales of $6,900,000 ($6,393,000 of lubricant products and $507,000 of appearance); direct response television sales of $168,000 ($82,700 of lubricant products and $85,300 of appearance); industrial sales of $73,000; and, international and other sales of $619,000. Revenues for the three month period ended March 31, 1999 were derived from the following sources: Retail sales of $8,012,000 ($5,849,000 of lubricant products and $2,163,000 of appearance); direct response television sales of $1,054,000 ($719,000 of lubricant products and $335,000 of appearance); industrial sales of $199,000; and, international and other sales of $485,000.

During the first quarter of 2000, retail sales were 88.9% of total revenues direct response television sales comprised 2.2% of total revenues. During the first quarter of 1999, retail sales were 82.2% of total revenues while direct response television sales comprised 10.8% of total revenues. This shift in the mix of sales resulted from a continuing pursuit of sales to retail stores and mass merchandisers. The lower retail sales for the period ended March 31, 2000 versus the same period a year ago are mainly attributable to a decrease in appearance sales of approximately $1,656,000. The appearance products were launched in the first quarter of 1999 when initial stocking orders were filled at several major retailers. In the first quarter of 2000, the demand for the appearance products declined, while retail lubricant sales rebounded slightly. The decrease in the direct response sales of approximately $886,000 is a direct result of a strategic decision to evaluate other cost effective advertising programs. These new programs will be rolled out in the second and third quarters of 2000.

Cost of goods sold for the three months ended March 31, 2000 was approximately $1,727,000 as compared to $2,658,000 for the comparable period of the prior year, a decrease of $931,000 or 35.0%. As a percentage of sales, cost of goods sold decreased from 27.3% for the three months ended March 31, 1999 to 22.3% for the three months ended March 31, 2000. This decrease was mainly attributable to the shift in product mix with the lubricant products yielding higher gross margins than the appearance products.

Selling and marketing expenses of $3,313,000 for the three months ended March 31, 2000 represented a decrease of $2,261,000 over the comparable period of the prior year. This 40.6% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for media and print advertising and television air-time purchases. Selling and marketing expenses as a percentage of sales were 42.7% for the three months ended March 31, 2000 versus 57.2% for the comparable period of the previous year.

General and administrative expenses for the three months ended March 31, 2000 were approximately $1,428,000 as compared to $1,665,000 for the three months ended March 31, 1999, a decrease of $237,000 or 14.2%. This decrease is primarily attributable to a decrease in legal expenses.

Net interest expense of $152,000 for the three months ended March 31, 2000 represented an increase of $103,000 over the comparable period in 1999. The increase is attributable to the increase in borrowings against the line of credit.

Net income for the three month period ended March 31, 2000 was approximately $641,000 as compared to a net loss of approximately $128,000 for the comparable period in the prior year, an increase of $769,000. The increase is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements, which consist mainly of inventory purchases and to support the increasing receivables balance. At March 31, 2000, the Company had net working capital of $3,062,000 as compared to $41,000 at December 31, 1999 or an increase of $3,021,000.

During the three months ended March 31, 2000, the Company generated $550,000 from operations, which was provided by net income and a reduction in deferred taxes and to fund increases in receivables, inventories, and prepaid television time, and $895,000 used in financing activities primarily payments on bank loans. In July 1997, the Company entered into a $4,000,000 line of credit arrangement, as amended, with a bank. Such line is collateralized by accounts receivable and inventories. The line contains certain financial covenants including a minimum quick ratio and tangible net worth. As of March 31, 2000, $3,100,000 was outstanding which was the maximum available under the then current amendment to the line of credit. As of March 31, 2000, the Company was in compliance or had received waivers for all financial covenants. The effective interest rate was 10% at March 31, 2000. The line expired on April 30, 2000, but the bank agreed to an extension through May 10, 2000, at which time the obligation was settled in full with proceeds from a new credit facility. As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate plus 1% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. At March 31, 2000, the Company had an accumulated deficit of approximately $3,230,000. As a result, the Company is continuing to evaluate all expenditures and manpower requirements, improve its credit and collection functions and revise vendor payment terms to the extent possible. There are also continued efforts to convert certain assets to cash on an accelerated basis. Management will also continue to vigorously defend the litigation described in Note 7 of Notes to Consolidated Condensed Financial Statements. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.


ITEM 3:
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At March 31, 2000 and December 31, 1999, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at March 31, 2000 and December 31, 1999.


RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 1999, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PROLONG INTERNATIONAL CORPORATION

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 7 of the notes to consolidated condensed financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    27.1 Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K

    There were no Form 8-K's filed during the first quarter of 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PROLONG INTERNATIONAL CORPORATION

Date: May 11, 2000                         /s/  Nicholas Rosier
                                           ----------------------------------
                                           Nicholas Rosier
                                           Chief Financial Officer