Form 10-Q
period 2000-06-30
PROLONG INTERNATIONAL CORP
filed 2000-08-11
CIK 1016965

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                    Commission File No.      0-22803
                                        -------------------

                       PROLONG INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Nevada                      6 Thomas                  74-2234246
(State or other jurisdiction       Irvine, CA  92618          (IRS Employer
    of incorporation or          (Address of principal       Identification No.)
       organization)          executive offices) (Zip Code)


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

                             (1)  Yes [X]  No [_]

                             (2)  Yes [X]  No [_]


There were 28,438,903 shares of the registrant's common stock ($0.001 par value) outstanding as of August 9, 2000.


                               Page 1 of 17 pages
                 Exhibit Index on Sequentially Numbered Page 16


================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION                                             Page

Item 1:  Financial Information

         Consolidated Condensed Balance Sheets -
         June 30, 2000 and December 31, 1999...............................  3

         Consolidated Condensed Statements of Operations - Three months and Six months ended June 30, 2000 and 1999.......................  4

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 2000 and 1999...........................  5

         Notes to Consolidated Condensed Financial Statements..............  6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk........ 15

PART II  OTHER INFORMATION

Item 1:  Legal Proceedings................................................. 16

Item 4:  Submission of Matters to a Vote of Security Holders............... 16

Item 6:  Exhibits and Reports on Form 8-K.................................. 16

Signatures................................................................. 17

            See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                              June 30,      December 31,
                                                2000            1999
                                                ----            ----
                                             (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                    $   398,870     $ 1,094,779
Accounts receivable, net of allowance for
 doubtful accounts of $398,000 at June 30,
  2000 and $390,000 at December 31, 1999       4,084,663       2,747,459
Inventories, net                               2,319,072       2,171,728
Prepaid expenses, net                            650,592         182,646
Income taxes receivable                              ---          94,275
Prepaid television time                          118,917             ---
Advances to employees                            200,786         218,523
Deferred tax asset                             1,376,988       1,617,442
                                             -----------     -----------
          Total current assets                 9,149,888       8,126,852

Property and equipment, net                    3,369,352       3,554,176

Intangible assets, net                         6,783,328       7,036,670

Deferred tax asset, noncurrent                   895,227       2,545,238

Other assets, net                                 88,338         116,712
                                             -----------     -----------
TOTAL ASSETS                                 $20,286,133     $21,379,648
                                             ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                             $ 2,375,201     $ 2,843,843
Accrued expenses                               1,502,155       1,210,126
Line of credit from bank                       2,867,276       3,985,000
Income taxes payable                              51,107             ---
Notes payable, current                            21,376          46,446
                                             -----------     -----------
          Total current liabilities            6,817,115       8,085,415
Notes payable, noncurrent                      2,329,559       2,327,048
                                             -----------     -----------
          Total liabilities                    9,146,674      10,412,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value;
 50,000,000 shares authorized; no shares
 issued or outstanding
Common stock, $0.001 par value; 150,000,000
 shares authorized; 28,438,903 shares
 issued and outstanding at June 30, 2000          28,439          28,446
Additional paid-in capital                    14,851,890      14,809,349
Accumulated deficit                           (3,740,870)     (3,870,610)
                                             -----------     -----------
     Total stockholders' equity               11,139,459      10,967,185
                                             -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $20,286,133     $21,379,648
                                             ===========     ===========

            See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                     -----------------------------    ---------------------------
                                           2000            1999           2000            1999
                                       -----------     -----------    -----------     -----------
NET REVENUES                           $ 5,219,521     $12,001,207    $12,976,720     $21,751,079
COST OF GOODS SOLD                       1,367,184       3,029,505      3,094,095       5,687,444
                                       -----------     -----------    -----------     -----------
GROSS PROFIT                             3,852,337       8,971,702      9,882,625      16,063,635
OPERATING EXPENSES:
Selling and marketing                    3,178,945       9,113,702      6,491,496      14,687,597
General and administrative               1,266,933       2,150,561      2,695,086       3,815,576
                                       -----------     -----------    -----------     -----------
     Total operating expenses            4,445,878      11,264,263      9,186,582      18,503,173
                                       -----------     -----------    -----------     -----------
OPERATING INCOME (LOSS)                   (593,541)     (2,292,561)       696,043      (2,439,538)

OTHER INCOME (EXPENSE), net:
Interest (expense)                        (128,460)       (104,902)      (282,716)       (158,520)
Interest income                              2,936           1,961          5,271           6,665
                                       -----------     -----------    -----------     -----------
     Total other (expense), net           (125,524)       (102,941)      (277,445)       (151,855)

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                             (719,065)     (2,395,502)       418,598      (2,591,393)

PROVISION (BENEFIT) FOR INCOME TAXES      (207,985)       (839,000)       288,858        (907,000)
                                       -----------     -----------    -----------     -----------
NET INCOME (LOSS)                      $  (511,080)    $(1,556,502)   $   129,740     $(1,684,393)
                                       ===========     ===========    ===========     ===========
NET INCOME (LOSS) PER SHARE
Basic                                       ($0.02)         ($0.06)         $0.00          ($0.06)
                                       ===========     ===========    ===========     ===========
Diluted                                     ($0.02)         ($0.06)         $0.00          ($0.06)
                                       ===========     ===========    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
Basic                                   28,445,835      28,445,835     28,445,835      28,445,835
Diluted options outstanding                      0               0         74,361               0
                                       -----------     -----------    -----------     -----------
Diluted                                 28,445,835      28,445,835     28,520,196      28,445,835
                                       ===========     ===========    ===========     ===========

           See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $   129,740    $(1,684,393)
Adjustments to reconcile net income (loss) to
 net cash provided by (used) in operating activities:
  Depreciation and amortization                                           447,760        415,818
  Provision for doubtful accounts                                           8,271       (289,875)
  Deferred taxes                                                        1,890,465       (907,000)
  Reserve for obsolescence                                               (108,668)        20,000
  Compensation costs related to options                                    46,000         44,001
  Exchange of common stock for accounts receivable                         (3,466)           ---
  Changes in assets and liabilities:
      Accounts receivable                                              (1,345,475)    (3,376,988)
      Inventories                                                         (38,676)    (1,821,855)
      Prepaid expenses                                                   (467,946)      (177,230)
      Prepaid income taxes                                                    ---        341,018
      Prepaid television time                                            (118,917)        77,578
      Deposits                                                             22,624        (65,890)
      Accounts payable                                                   (468,642)     2,574,170
      Accrued expenses                                                    292,029        724,688
      Income taxes payable                                                145,382            ---
                                                                      -----------   ------------
         Net cash provided by (used in) operating activities              430,481     (4,125,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (3,844)      (414,117)
Employee advances                                                          17,737         56,390
                                                                      -----------   ------------
         Net cash provided by (used in) investing activities               13,893       (357,727)
                                                                      -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                 (22,559)       (22,388)
Proceeds (payments) on line of credit from bank, net                   (1,117,724)     3,735,000
                                                                      -----------   ------------
         Net cash provided by (used in) financing activities           (1,140,283)     3,712,612
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (695,909)      (771,073)
CASH AND CASH EQUIVALENTS, beginning of period                          1,094,779      1,127,861
                                                                      -----------   ------------
CASH AND CASH EQUIVALENTS, end of period                              $   398,870    $   356,788
                                                                      ===========   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                     $    92,000    $       ---
                                                                      ===========   ============
Interest paid                                                         $   282,716    $   158,520
                                                                      ===========   ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
During 1999, the Company completed the following transactions:
Recorded $44,001 to additional paid-in capital for compensation costs related to stock options.
During 2000, the Company completed the following transactions:
Recorded $46,000 to additional paid-in capital for compensation costs related to stock options.
Recorded the exchange of 6,932 shares of common stock for relief of accounts receivable.

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

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

3. INVENTORIES

   Inventories consist of the following:

                            June 30,         December 31,
                              2000              1999
                           ----------        ----------
                           (Unaudited)

     Raw materials         $  336,280        $  985,785
     Finished goods         1,982,792         1,185,943
                           ----------        ----------
                           $2,319,072        $2,171,728
                           ==========        ==========

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                              June 30,        December 31,
                                                2000              1999
                                                ----              ----
                                             (Unaudited)
    Building and improvements               $2,280,783        $2,280,783
    Computer equipment                         276,729           276,729
    Office equipment                            55,753            55,753
    Furniture and fixtures                     585,168           581,324
    Automotive equipment                        35,925            35,925
    Exhibit equipment                          115,143           115,143
    Machinery and equipment                     17,953            17,953
    Molds and dies                             206,961           206,961
                                            ----------        ----------
                                             3,574,415         3,570,571
    Less accumulated depreciation             (743,063)         (554,395)
                                            ----------        ----------
                                             2,831,352         3,016,176
    Land                                       538,000           538,000
                                            ----------        ----------
                                            $3,369,352        $3,554,176
                                            ==========        ==========


5.  LINE OF CREDIT

    As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate (9.50%) at June 30, 2000, plus 1% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At June 30, 2000, the Company was not in compliance with certain financial covenants under the credit agreement. The Company is in discussions with the lender and expects to receive a waiver for such covenant compliance, however there are no assurances that the Company will receive the waiver. As of June 30, 2000, $2,867,276 was outstanding and approximately $50,000 was available under the terms of the line of credit. Additionally, the Company is currently seeking new financing arrangements through subordinated debt and/or equity providers.

6.  NOTES PAYABLE

    Notes payable consist of the following as of June 30, 2000:

       a)  Note payable to a bank bearing interest at 7.875% per
           annum to be repaid in monthly principal and interest
           payments of $13,050 with a final payment of all remaining
           unpaid principal and interest due on May 1, 2008.         $1,641,806

       b)  Loan from CDC Small Business Finance Corporation
           bearing interest at 7.65% per annum to be repaid in
           monthly principal and interest payments of $6,376 each
           through July 1, 2018.                                        709,129
                                                                     ----------

                                                                      2,350,935
       Less current maturities                                          (21,376)
                                                                     ----------
                                                                     $2,329,559
                                                                     ==========
       Year ending December 31,
       2000                                                          $   21,376
       2001                                                              50,256
       2002                                                              53,974
       2003                                                              57,969
       2004                                                              61,909
       Thereafter                                                     2,105,451
                                                                     ----------
                                                                     $2,350,935
                                                                     ==========

7. CONTINGENCIES

   On or about November 17, 1998, Michael Walczak et al, on behalf of himself and other similarly situated shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and certain of their respective former and current officers and directors (the "Prolong defendants"). The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two per cent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

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

  The Prolong defendants successfully moved to change venue and the case was ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. Most of the plaintiffs have selected new counsel, however at this time, due to the delay regarding counsel, there are no mediation conferences scheduled. Therefore, final resolution of the matter cannot presently be determined. The Prolong defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. There have been no rulings to date on those motions or on the Walczak plaintiffs' request to certify the class as a class action. PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiffs' claims and plan to vigorously defend against the claims.

  On February 15, 1999, PSL entered into an agreement containing a consent order with the Federal Trade Commission (FTC). Without admitting any of the allegations, the Company agreed that it will not make advertising claims without having adequate scientific substantiation for such claims. No monetary redress was paid the FTC in connection with the agreement. Subsequently, however, four purported class action lawsuits, each of which are based on the FTC allegations, have been brought against PIC and/or PSL. These suits are further identified as follows:

  Kachold et al v PSL was filed November 19, 1999 and is pending in the U.S. District Court, Northern District of Illinois, File No. 99-CV-08349. The case is a purported class action and individual action alleging violation of the Illinois Consumer Fraud Act, Magnuson Moss Consumer Products Warranty Act, and seeks damages. Motions to dismiss and for more definite statement are pending.

  Fernandes et al v PSL was filed January 5, 2000, in Los Angeles County Superior Court, File No. BC222712. The case is a purported class action alleging false advertising, unfair competition, violation of the California Consumer Legal Remedies Act, and for equitable relief, fraud, deceit and negligent misrepresentation. A demurrer to the complaint is pending.

  Bowland et al v PSL was filed January 21, 2000 in County Court at Law No. 4, Nueces County, Texas, File No. 00-60119-4. The case is a purported class action alleging breach of contract, breach of express warranty and violations of the Texas Deceptive Trade Practices Act. An answer to the complaint is pending.

  Mata et al v PSL and PIC was filed February 18, 2000 in the District Court of Hidalgo County, Texas, 275th Judicial District, File No. C-292-00-E. The case is a purported class action alleging breach of contract and breach of express and implied warranty. A special appearance and motion to dismiss was filed by PIC and an answer and plea in abatement was filed by PSL in order to stay this matter due to the previously filed Bowland case.

    The four above referenced lawsuits are still in discovery stages and therefore final resolution of these matters cannot be presently determined. PIC and PSL and their respective current officers and directors believe that there is no merit to the plaintiffs' claims and are vigorously defending against the claims.

    PIC and its subsidiaries are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on PIC's consolidated financial position, results of operations or cash flows.

8.  COMMITMENTS

    The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $714,000 as of June 30, 2000. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage-handling fee of 1 1/2 % per month, and/or purchase these inventories at the option of the packager.

9.  EMPLOYMENT CONTRACT

    In June 2000, the Company entered into an employment agreement with an officer of the Company for a period of 3 years. The terms of the contract include base salary, stock options, various performance incentives and a severance payment of six months in the event of early termination.

10. NEW ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff accounting Bulletin #101, Revenue Recognition in Financial Statements ("SAB 101"). The Company will be required to adopt SAB 101 by the fourth quarter of fiscal year 2000. The Company has not completed its determination of the impact of SAB 101 on its consolidated financial position or results of operations.

ITEM 2:
-------

                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                              Percentage of Net Revenues


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                        --------------------      --------------------
                                          2000         1999         2000         1999
                                        --------------------      --------------------

Net revenues                              100.0        100.0        100.0        100.0
Cost of goods sold                         26.2         25.2         23.9         26.1
                                        --------------------      --------------------
Gross profit                               73.8         74.8         76.1         73.9
Selling expenses                           60.9         75.9         50.0         67.6
General and administrative expenses        24.3         17.9         20.8         17.5
                                        --------------------      --------------------
Operating income (loss)                   (11.4)       (19.0)         5.3        (11.2)
Other income (expense)                     (2.4)        (0.9)        (2.1)        (0.7)
                                        --------------------      --------------------
Income (loss) before income taxes         (13.8)       (19.9)         3.2        (11.9)
Provision (benefit) for income taxes       (4.0)        (7.0)         2.2         (4.2)
                                        --------------------      --------------------
Net income (loss)                          (9.8)       (12.9)         1.0         (7.7)
                                        ====================      ====================


Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

Net revenues for the three months ended June 30, 2000 were approximately $5,220,000 as compared to approximately $12,000,000 for the comparable period of the prior year, a decrease of $6,780,000 or 56.5%. Revenues for the three month period ended June 30, 2000 were derived from the following sources: Direct response infomercial sales of $277,000 ($202,150 of appearance products and $74,850 of lubricants); retail sales of $4,176,000 ($113,000 of appearance products and $4,063,000 of lubricants); industrial sales of $89,000; and, international and other sales of $678,000. Revenues for the three month period ended June 30, 1999 were derived from the following sources: Direct response infomercial sales of $2,017,000 ($1,807,000 of appearance products and $210,000 of lubricants); retail sales of $9,202,000 ($1,994,000 of appearance products and $7,208,000 of lubricants); industrial sales of $191,000; and, international and other sales of $590,000.

For the three-month period ended June 30, 2000, retail sales were 80.0% of total revenues while direct response infomercial sales comprised 5.3% of total revenues. For the three month period ended June 30, 1999, direct response infomercial sales comprised 16.8% of total revenues while retail sales were 76.7%. The decrease in the direct response sales of approximately $1,740,000 is a direct result of a strategic decision to evaluate other cost-effective advertising programs. The lower retail sales for the three month period ended June 30, 2000 versus the same period a year ago are attributable to a decrease in appearance sales of $1,881,000 and lubricants sales of $3,145,000. The appearance products were launched during the spring of 1999 when initial stocking orders were filled at several major retailers. The demand for the appearance products declined in part as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as we would like on promotional activities. The lubricants sales decline is attributable to a soft market for specialty lubricants, higher than expected store inventory levels at major retailers and also the decision to discontinue the direct response infomercial for lubricants in lieu of an evaluation of more cost effective means of promoting the line.

Cost of goods sold for the three months ended June 30, 2000 was approximately $1,367,000 as compared to $3,030,000 for the comparable period of the prior year, a decrease of $1,663,000 or 54.9%. As a percentage of sales, cost of goods sold increased from 25.2% in 1999 to 26.2% in 2000. This increase was mainly attributable to the shift in product mix with a higher percentage of retail and international sales.

Selling expenses of approximately $3,179,000 for the three months ended June 30, 2000 represented a decrease of $5,935,000 over the comparable period of the prior year. This 65.1% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, slotting fees, commissions, freight expenses, expenditures for media and print advertising and television airtime purchases. The Company continues to evaluate new advertising/marketing and promotional activities to promote the brand name and the cost effectiveness of each motorsports promotional program. Selling and marketing expenses as a percentage of sales were 60.9% for the three months ended June 30, 2000 versus 75.9% for the comparable period of the previous year.

General and administrative expenses for the three months ended June 30, 2000 were approximately $1,267,000 as compared to $2,151,000 for the three months ended June 30, 1999, a decrease of $884,000 or 41.1%. This decrease is primarily attributable to a decrease in legal expenses, bonuses, bad debt and general insurance expenses. As a percentage of sales, general and administrative expenses increased from 17.9% in 1999 to 24.3% in 2000. Even though the aggregate expenses declined during the period, the ratio of expenses as a % of sales increased due to the more than expected decline in sales during the period. The Company continues to evaluate further reductions in the general and administrative expenses.

Interest expense of approximately $128,000 for the three months ended June 30, 2000 represented an increase of $23,000 over the comparable period of the prior year. The increase is attributable to the increase in bank loans payable during the period.

Net loss for the three month period ended June 30, 2000 was approximately $(511,000) compared to a net loss of approximately $(1,557,000) for the comparable period in the prior year, a decrease of $1,046,000. The decrease is a result of the factors discussed above.

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

Net revenues for the six months ended June 30, 2000 were approximately $12,977,000 as compared to approximately $21,751,000 for the comparable period in the prior year, a decrease of $8,774,000 or 40.3%. Revenues for the six month period ended June 30, 2000 were derived from the following sources: Direct response infomercial sales of $445,000 ($287,450 of appearance products and $157,550 of lubricants); retail sales of $11,076,000 ($620,000 of appearance products and $10,456,000 of lubricants); industrial sales of $162,000; and, international and other sales of $1,294,000. Revenues for the six month period ended June 30, 1999 were derived from the following sources: direct response infomercial sales of $3,068,000 ($2,147,000 of appearance products and $921,000 of lubricants, retail sales of $17,218,000 ($4,245,000 of appearance products and $12,973,000 of lubricants); industrial sales of $391,000; and, international and other sales of $1,074,000.

For the six-month period ended June 30, 2000, retail sales were 85.3% of total revenues while direct response infomercial sales comprised 3.4% of total revenues. For the six month period ended June 30, 1999, direct response infomercial sales comprised 14.1% of total revenues while retail sales were 79.2%. The decrease in the direct response sales of approximately $2,623,000 is a direct result of a strategic decision to evaluate other cost-effective advertising programs. The lower retail sales for the six-month period ended June 30, 2000 versus the same period a year ago are attributable to a decrease in appearance sales of $3,625,000 and lubricants sales of $2,517,000. The appearance products were launched during the spring of 1999 when initial stocking orders were filled at several major retailers. The demand for the appearance products declined in part as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as we like on promotional activities. The lubricants sales decline is attributable to a soft market for specialty lubricants, higher than expected store inventory levels at major retailers and also the decision to discontinue the direct response infomercial for lubricants in lieu of an evaluation of more cost effective means of promoting the line.

Cost of goods sold for the six months ended June 30, 2000 was approximately $3,094,000 as compared to $5,687,000 for the comparable period of the prior year, a decrease of $2,593,000 or 45.6%. As a percentage of sales, cost of goods sold decreased from 26.1% for the six months ended June 30, 1999 to 23.9% for the six months ended June 30, 2000. This decrease was mainly attributable to the shift in product mix with the lubricant products yielding higher gross margins than the appearance products.

Selling expenses of $6,491,000 for the six months ended June 30, 2000 represented a decrease of $8,197,000 over the comparable period of the prior year. This 55.8% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, slotting fees, commissions, freight expenses, expenditures for media and print advertising and television airtime purchases. The Company continues to evaluate new advertising/marketing and promotional activities to promote the brand name and the cost effectiveness of each motorsports promotional program. Selling and marketing expenses as a percentage of sales were 50.0% for the six months ended June 30, 2000 versus 67.6% for the comparable period of the previous year.

General and administrative expenses for the six months ended June 30, 2000 were approximately $2,695,000 as compared to $3,816,000 for the six months ended June 30, 1999, a decrease of $1,121,000 or 29.4%. This decrease is primarily attributable to a decrease in legal expenses, bonuses, bad debt and general insurance expenses. As a percentage of sales, general and administrative expenses increased from 17.5% in 1999 to 20.8% in 2000. Even though the aggregate expenses declined during the period, the ratio of expenses as a % of sales increased, due to the more than expected decline in sales during the period. The Company continues to evaluate further reductions in the general and administrative expenses.

Interest expense of approximately $283,000 for the six months ended June 30, 2000 represented an increase of $124,000 over the comparable period of the prior year. The increase is attributable to the increase in bank loans payable during the period.

Net income for the six month period ended June 30, 2000 was approximately $130,000 as compared to a net loss of approximately $(1,684,000) for the comparable period in the prior year, an increase of $1,814,000. The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements. At June 30, 2000, the Company had net working capital of $2,333,000 as compared to $41,000 at December 31, 1999 or an increase of $2,292,000.

During the six months ended June 30, 2000, the Company generated $430,000 from operations, which was provided primarily by net income and a reduction in deferred taxes which were partially offset by increases in receivables, inventories, and prepaid expenses. Approximately $1,140,000 was used to finance activities, primarily payments on bank loans. As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate (9.50%) at June 30, 2000 plus 1% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At June 30, 2000, the Company was not in compliance with certain financial covenants under the credit agreement. The Company is in discussions with the lender and expects to receive a waiver for such covenant compliance, however there are no assurances that the Company will receive the waiver. As of June 30, 2000, $2,867,276 was outstanding and approximately $50,000 was available under the terms of the line of credit. The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. The issuance of additional shares of stock could result in a substantial dilution to the ownership interests of our present or future stockholders. We cannot guarantee that we will be able to obtain adequate funds when we need them or on acceptable terms, if at all. Any inability to obtain funds when we need them would have a material adverse effect on our business, operation results and financial condition. At June 30, 2000, the Company had an accumulated deficit of approximately $3,741,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2000. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and leaseback of the current facility in Irvine, Calif. Management will also continue to vigorously defend the litigation described in
Note 7 of Notes to Consolidated Condensed Financial Statements. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.



ITEM 3:
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PIC's financial instruments include cash and long-term debt. At June 30, 2000 and December 31, 1999, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at June 30, 2000 and December 31, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Stockholders was held on June 14, 2000.
(b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                                Number of     Number of Votes    Number of Votes       Number of
        Name       Class #     Votes "For"       "Against"          "Abstain"         "Non-Votes"
                               -----------    ---------------    ---------------      -----------
Bruce F. Barnes      II          18,504,036      6,888,637
R. Jack Aplin        II          18,529,036      6,863,637

Following the Annual Meeting the Board of Directors consists of:

                           Class
                           -----
  Elton Alderman            III
  Thomas C. Billstein       III
  R. Jack Aplin              II
  Bruce F. Barnes            II
  William J. Howell           I

(c) Proposal Two to appoint Deloitte & Touche, LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

                                       Number of
   Number of          Number of          Votes           Number of          Number of
  Votes "For"      Votes "Against"     "Abstain"      Votes "Withheld"     "Non-Votes"
----------------   ---------------     ---------      ----------------     -----------
   22,204,903         1,371,220        1,816,550

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.32 Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier
     27.1   Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K

            No reports on Form 8-K have been filed by the Company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PROLONG INTERNATIONAL CORPORATION

Date:    August 11, 2000          /s/     Nicholas Rosier
                             ---------------------------------
                             Nicholas Rosier
                             Chief Financial Officer