Form 10-Q
period 2000-09-30
PROLONG INTERNATIONAL CORP
filed 2000-11-14
CIK 1016965

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ______________to________________


                        Commission File No.    0-22803
                                            ------------



                       PROLONG INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


             Nevada                                      6 Thomas                                   74-2234246
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

                              (1) Yes [X] No [_]

                              (2) Yes [X] No [_]

There were 28,438,903 shares of the registrant's common stock ($0.001 par value) outstanding as of November 14, 2000.

                               Page 1 of 16 pages
                 Exhibit Index on Sequentially Numbered Page 16

===============================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

PART 1      FINANCIAL INFORMATION                                                                    Page
Item 1:     Financial Information

            Consolidated Condensed Balance Sheets -
            September 30, 2000 and December 31, 1999..............................................      3

            Consolidated Condensed Statements of Operations - Three months

            and Nine months ended September 30, 2000 and 1999.....................................      4

            Consolidated Condensed Statements of Cash Flows -
            Nine months ended September 30, 2000 and 1999.........................................      5

            Notes to Consolidated Condensed Financial Statements..................................      6

Item 2:     Management's Discussion and Analysis of Financial Condition

            and Results of Operations.............................................................     11

Item 3:     Quantitative and Qualitative Disclosures About Market Risk............................     15


PART II  OTHER INFORMATION

Item 1:     Legal Proceedings.....................................................................     16

Item 6:     Exhibits and Reports on Form 8-K......................................................     16

            Signatures............................................................................     16

           See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,             December 31,
                                                                                         2000                     1999
                                                                                                                   ----
                                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                             $   321,191              $ 1,094,779
Accounts receivable, net of allowance for doubtful accounts
of $140,000 at September 30, 2000 and $389,732 at December 31, 1999                     3,742,713                2,747,459
Inventories, net                                                                        1,642,690                2,171,728
Prepaid expenses, net                                                                     717,010                  182,646
Income taxes receivable                                                                       ---                   94,275
Prepaid television time                                                                    63,843                      ---
Advances to employees                                                                     184,161                  218,523
Deferred tax asset                                                                      1,228,621                1,617,442
                                                                                      -----------              -----------

                  Total current assets                                                  7,900,229                8,126,852

Property and equipment, net                                                             3,284,138                3,554,176

Intangible assets, net                                                                  6,656,657                7,036,670

Deferred tax asset, noncurrent                                                          1,256,718                2,545,238

Other assets, net                                                                         118,640                  116,712
                                                                                      -----------              -----------
TOTAL ASSETS                                                                          $19,216,382              $21,379,648
                                                                                      ===========              ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $ 2,620,938             $  2,843,843
Accrued expenses                                                                        1,066,364                1,210,126
Line of credit from bank                                                                2,484,044                3,985,000
Income taxes payable                                                                       55,754                      ---
Notes payable, current                                                                     49,369                   46,446
                                                                                      -----------             ------------

                  Total current liabilities                                             6,276,469                8,085,415

Notes payable, noncurrent                                                               2,289,990                2,327,048
                                                                                      -----------             ------------

                  Total liabilities                                                     8,566,459               10,412,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized; 28,438,903
   shares issued and outstanding at September 30, 2000                                     28,439                   28,446
Additional paid-in capital                                                             14,866,890               14,809,349
Accumulated deficit                                                                    (4,245,406)              (3,870,610)
                                                                                      ------------            ------------
         Total stockholders' equity                                                    10,649,923               10,967,185
                                                                                      -----------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $19,216,382             $ 21,379,648
                                                                                      ===========             ============

           See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                            ----------------------------            -----------------------------

                                                                2000            1999                  2000              1999
                                                                ----            ----                  ----              ----
NET REVENUES                                                 $3,651,886       $9,758,596            $16,628,606      $ 31,509,675

COST OF GOODS SOLD                                            1,046,648        2,482,588              4,140,743         8,170,032
                                                             ----------       ----------            -----------      ------------

GROSS PROFIT                                                  2,605,238        7,276,008             12,487,863        23,339,643

OPERATING EXPENSES:
Selling and marketing                                         2,224,341        6,400,017              8,715,837        21,087,614
General and administrative                                      979,547        1,379,843              3,674,633         5,195,419
                                                             ----------       ----------           ------------      ------------

         Total operating expenses                             3,203,888        7,779,860             12,390,470        26,283,033

OPERATING INCOME (LOSS)                                        (598,650)        (503,852)                97,393        (2,943,390)

OTHER INCOME (EXPENSE), net:
Interest (expense)                                             (122,522)        (138,599)              (405,238)         (297,119)
Interest income                                                   3,512            2,179                  8,783             8,844
                                                             ----------       ----------           ------------      ------------

         Total other (expense), net                            (119,010)        (136,420)              (396,455)         (288,275)

(LOSS) BEFORE PROVISION FOR INCOME TAXES                       (717,660)        (640,272)              (299,062)       (3,231,665)

PROVISION (BENEFIT) FOR INCOME TAXES                           (213,124)        (224,000)                75,734        (1,131,000)
                                                             ----------       ----------           ------------      ------------
NET (LOSS)                                                    $(504,536)      $ (416,272)          $   (374,796)     $ (2,100,665)
                                                              =========       ==========           ============      ============

NET (LOSS) PER SHARE
Basic                                                            ($0.02)          ($0.01)               ($0.01)            ($0.07)
                                                              =========       ==========           ============      ============

Diluted                                                          ($0.02)          ($0.01)               ($0.01)            ($0.07)
                                                              =========       ==========           ============      ============

WEIGHTED AVERAGE COMMON SHARES
Basic                                                         28,438,903       28,445,835            28,443,507         28,445,835

Diluted options outstanding                                            0                0                     0                  0
                                                              ==========       ==========           ===========      =============
Diluted                                                       28,438,903       28,445,835            28,443,507         28,445,835
                                                              ==========       ==========           ===========      =============

 See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                    ------------------------------------------
                                                                                        2000                          1999
                                                                                        ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                         $  (374,796)                   $(2,100,665)
Adjustments to reconcile net income (loss) to net cash provided by
      (used) in operating activities:
      Depreciation and amortization                                                    669,510                        631,343
      Provision for doubtful accounts                                                 (249,732)                      (274,875)
      Deferred taxes                                                                 1,677,341                       (789,981)
      Reserve for obsolescence                                                        (101,712)                        25,891
      Compensation costs related to options                                             61,000                         66,000
      Exchange of common stock for accounts receivable                                  (3,466)                           ---
      Changes in assets and liabilities:
           Accounts receivable                                                        (745,522)                    (1,805,642)
           Inventories                                                                 630,750                       (188,987)
           Prepaid expenses                                                           (534,364)                       (14,980)
           Prepaid television time                                                     (63,843)                       627,050
           Deposits                                                                    (10,553)                      (190,984)
           Accounts payable                                                           (222,905)                       878,222
           Accrued expenses                                                           (143,762)                      (341,935)
           Income taxes payable                                                        150,029                            ---
                                                                                   -----------                    -----------

                 Net cash provided by (used in) operating activities                   737,975                     (3,479,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (10,834)                      (427,806)
Employee advances                                                                       34,362                         56,485
                                                                                   -----------                    -----------
                 Net cash provided by (used in) investing activities                    23,528                       (371,321)
                                                                                   -----------                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                              (34,135)                       (33,152)
Proceeds (payments) on line of credit from bank, net                                (1,500,956)                     3,985,000
                                                                                   -----------                    -----------

                 Net cash provided by (used in) financing activities                (1,535,091)                     3,951,848

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (773,588)                       100,984

CASH AND CASH EQUIVALENTS, beginning of period                                       1,094,779                      1,127,861
                                                                                   -----------                    -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   321,191                    $ 1,228,845
                                                                                   ===========                    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                                  $    92,000                    $       ---
                                                                                   ===========                    ===========
Interest paid                                                                      $   405,238                    $   297,119
                                                                                   ===========                    ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During 1999, the Company completed the following transactions:
Recorded $66,000 to additional paid-in capital for compensation costs related to stock options.

During 2000, the Company completed the following transactions:
Recorded $61,000 to additional paid-in capital for compensation costs related to stock options. Recorded the exchange of 6,932 shares of common stock for relief of accounts receivable.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consist of the following:

                                              September 30,     December 31,
                                                  2000              1999
                                                  ----              ----
                                               (Unaudited)

          Raw materials                        $  701,580        $  985,785
          Finished goods                          941,110         1,185,943
                                               ----------        ----------
                                               $1,642,690        $2,171,728
                                               ==========        ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    September 30,        December 31,
                                                                        2000                 1999
                                                                        ----                 ----
                                                                     (Unaudited)
     Building and improvements                                        $2,280,783          $2,280,783
     Computer equipment                                                  276,729             276,729
     Office equipment                                                     55,753              55,753
     Furniture and fixtures                                              585,168             581,324
     Automotive equipment                                                 35,925              35,925
     Exhibit equipment                                                   115,143             115,143
     Machinery and equipment                                              17,953              17,953
     Molds and dies                                                      213,951             206,961
                                                                      ----------          ----------

                                                                      $3,581,405           3,570,571
     Less accumulated depreciation                                      (835,267)           (554,395)
                                                                      ----------          ----------

                                                                       2,746,138           3,016,176
     Land                                                                538,000             538,000
                                                                      ----------          ----------

                                                                      $3,284,138          $3,554,176
                                                                      ==========          ==========

5.   LINE OF CREDIT

     As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate (9.50% at September 30, 2000), plus 1% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At September 30, 2000, the Company was in compliance or had received waivers for all financial covenants. Effective October 1, 2000, the interest rate was changed to the current Floating Rate plus 2%. As of September 30, 2000, $2,484,044 was outstanding and approximately $130,000 was available under the terms of the line of credit. For additional information, please refer to the "Liquidity and Capital Resources" section on page 14.

6.   NOTES PAYABLE

     Notes payable consist of the following as of September 30, 2000:

         a)   Note payable to a bank bearing interest at 7.875%
              per annum to be repaid in monthly principal and
              interest payments of $13,050 with a final payment
              of all remaining unpaid principal and interest due
              on May 1, 2008.                                        $1,635,658

         b)   Loan from CDC Small Business Finance Corporation
              bearing interest at 7.65% per annum to be repaid
              in monthly principal and interest payments of             703,701
                                                                     ----------
              $6,376 each through July 1, 2018.
                                                                     $2,339,359
                                                                        (49,369)
         Less current maturities                                     ----------
                                                                     $2,289,990
                                                                     ==========

         Year ending December 31,
         2000                                                        $    9,800
         2001                                                            50,256
         2002                                                            53,974
         2003                                                            57,969
         2004                                                            61,909
         Thereafter                                                   2,105,451
                                                                     ----------
                                                                     $2,339,359
                                                                     ==========

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

     The Prolong defendants successfully moved to change venue and the case was ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. Most of the plaintiffs have selected new counsel, however at this time, due to the delay regarding counsel, there are no mediation conferences scheduled. Therefore, final resolution of the matter cannot presently be determined. The Prolong defendants have each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On September 29, 2000, the judge dismissed certain of the causes of action in the complaint. As a result, defendants are preparing to refile a motion to lift the preliminary injunction. Settlement negotiations are pending. There has been no ruling to date on the Walczak plaintiffs' request to certify the class as a class action. PIC and PSL and their respective current officers and directors continue to believe that there is no merit to the plaintiffs' claims and plan to vigorously defend against the claims.

     On February 15, 1999, PSL entered into an agreement containing a consent order with the Federal Trade Commission (FTC). Without admitting any of the allegations, the Company agreed that it will not make advertising claims without having adequate scientific substantiation for such claims. No monetary redress was paid to the FTC in connection with the agreement. Subsequently, however, four purported class action lawsuits, each of which are based on the FTC allegations, have been brought against PIC and/or PSL. These suits are further identified as follows:

     Kachold et al v PSL was filed November 19, 1999 and is pending in the U.S. District Court, Northern District of Illinois, File No. 99-CV-08349. The case is a purported class action and individual action alleging violation of the Illinois Consumer Fraud Act, Magnuson Moss Consumer Products Warranty Act, and seeks damages. Settlement negotiations are pending.

     Fernandes et al v PSL was filed January 5, 2000, in Los Angeles County Superior Court, File No. BC222712. The case is a purported class action alleging false advertising, unfair competition, violation of the California Consumer Legal Remedies Act, and for equitable relief, fraud, deceit and negligent misrepresentation. Settlement negotiations are pending.

     Bowland et al v PSL was filed January 21, 2000 in County Court at Law No. 4, Nueces County, Texas, File No. 00-60119-4. The case is a purported class action alleging breach of contract, breach of express warranty and violations of the Texas Deceptive Trade Practices Act. Settlement negotiations are pending.

     Mata et al v PSL and PIC was filed February 18, 2000 in the District Court of Hidalgo County, Texas, 275/th/ Judicial District, File No. C-292-00-E. The case is a purported class action alleging breach of contract and breach of express and implied warranty. A special appearance and motion to dismiss was filed by PIC and an answer and plea in abatement was filed by PSL in order to stay this matter due to the previously filed Bowland case. Settlement negotiations are pending.

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

8.   COMMITMENTS

     The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $637,000 as of September 30, 2000. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage-handling fee of 1 1/2 % per month, and/or purchase these inventories at the option of the packager.

9.   NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements ("SAB101"). The Company will be required to adopt SAB101 by the fourth quarter of fiscal year 2000. The Company determined that it is in compliance and there has not been a material impact on its consolidated financial position or results of operations.

10.  SUBSEQUENT EVENT

     On October 30, 2000 the Company entered into a loan agreement with a lender for a $675,000 loan, with proceeds of approximately $504,000 net of loan costs and other payables. The loan has a maturity date of October 30, 2001. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. Interest is payable monthly at the rate of the Prime Rate plus 2.5%, commencing December 1, 2000.

ITEM 2:
------
                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                  Percentage of Net Revenues

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                   ---------------------------     --------------------------
                                                       2000          1999              2000         1999
                                                   ---------------------------     --------------------------
Net revenues                                             100.0        100.0             100.0        100.0
Cost of goods sold                                        28.7         25.4              24.9         25.9
                                                   ------------------------        -----------------------
Gross profit                                              71.3         74.6              75.1         74.1
Selling expenses                                          60.9         65.6              52.4         66.9
General and administrative expenses                       26.8         14.1              22.1         16.5
                                                   ------------------------        -----------------------
Operating income (loss)                                  (16.4)        (5.1)              0.6         (9.3)
Other (expense)                                           (3.2)        (1.4)             (2.4)        (0.9)
                                                   ------------------------        -----------------------
(Loss) before income taxes                               (19.6)        (6.5)             (1.8)       (10.2)
Provision (benefit) for income taxes                      (5.8)        (2.3)              0.5         (3.6)
                                                   ------------------------        -----------------------
Net (loss)                                               (13.8)        (4.2)             (2.3)        (6.6)
                                                   ========================        =======================

Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999

Net revenues for the three months ended September 30, 2000 were approximately $3,652,000 as compared to approximately $9,759,000 for the comparable period of the prior year, a decrease of $6,107,000 or 62.6%. Revenues for the three month period ended September 30, 2000 were derived from the following sources: Direct response infomercial sales of $84,300 ($35,200 of appearance products and $49,100 of lubricants); retail sales of $3,124,900 ($284,500 of appearance products and $2,840,400 of lubricants); industrial sales of $63,400; and, international and other sales of $379,400. Revenues for the three month period ended September 30, 1999 were derived from the following sources: Direct response infomercial sales of $811,000 ($629,000 of appearance products and $182,000 of lubricants); retail sales of $8,406,000 ($407,000 of appearance products and $7,999,000 of lubricants); industrial sales of $92,000; and, international and other sales of $450,000.

For the three-month period ended September 30, 2000, retail sales were 85.6% of total revenues while direct response infomercial sales comprised 2.3% of total revenues. For the three month period ended September 30, 1999, direct response infomercial sales comprised 8.3% of total revenues while retail sales were 86.1%. The decrease in the direct response sales of approximately $726,700 is a direct result of a strategic decision to evaluate other cost-effective advertising programs. The lower retail sales for the three month period ended September 30, 2000 versus the same period a year ago are attributable to a decrease in appearance sales of $691,500 and lubricants sales of $4,589,600. The appearance products were launched during the spring and summer of 1999 when initial stocking orders were filled at several major retailers and were supported by an aggressive television and print advertising campaign. Revenues for the appearance products declined in part as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as it would like on cost effective promotional activities. The lubricants sales decline is attributable to a soft market for specialty lubricants, higher than expected store inventory levels at major retailers, competitive factors and also the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. Also, lubricant sales in the third quarter of 1999, included large re-stocking orders by some of our retail accounts, which did not recur in 2000.

Cost of goods sold for the three months ended September 30, 2000 was approximately $1,047,000 as compared to $2,483,000 for the comparable period of the prior year, a decrease of $1,436,000 or 57.8%. As a percentage of sales, cost of goods sold increased from 25.4% in 1999 to 28.7% in 2000. This increase was mainly attributable to the shift in product mix with a higher percentage of international sales.

Selling expenses of approximately $2,224,000 for the three months ended September 30, 2000 represented a decrease of $4,176,000 over the comparable period of the prior year. This 65.3% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, slotting fees, commissions, freight expenses, expenditures for media and print advertising and television airtime purchases. The Company continues to evaluate new advertising/marketing and promotional activities to promote the brand name and the cost effectiveness of each motorsports promotional program. Selling and marketing expenses as a percentage of sales were 60.9% for the three months ended September 30, 2000 versus 65.6% for the comparable period of the previous year.

General and administrative expenses for the three months ended September 30, 2000 were approximately $980,000 as compared to $1,380,000 for the three months ended September 30, 1999, a decrease of $400,000 or 29.0%. This decrease is primarily attributable to a decrease in legal expenses, consulting, website, bonuses, bad debt and general insurance expenses. As a percentage of sales, general and administrative expenses increased from 14.1% in 1999 to 26.8% in 2000. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period. The Company continues to evaluate further reductions in the general and administrative expenses.

Interest expense of approximately $123,000 for the three months ended September 30, 2000 represented a decrease of $16,000 over the comparable period of the prior year. The decrease is attributable to a lower average balance in bank loans payable during the period.

Net loss for the three month period ended September 30, 2000 was approximately $(505,000) compared to a net loss of approximately $(416,000) for the comparable period in the prior year, an increase of $89,000. The increase is a result of the factors discussed above.

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

Net revenues for the nine months ended September 30, 2000 were approximately $16,629,000 as compared to approximately $31,510,000 for the comparable period in the prior year, a decrease of $14,881,000 or 47.2%. Revenues for the nine month period ended September 30, 2000 were derived from the following sources:
Direct response infomercial sales of $583,000 ($318,000 of appearance products and $265,000 of lubricants); retail sales of $14,206,000 ($346,000 of appearance products and $13,860,000 of lubricants); industrial sales of $226,000; and, international and other sales of $1,614,000. Revenues for the nine month period ended September 30, 1999 were derived from the following sources: direct response infomercial sales of $3,879,000 ($2,776,000 of appearance products and $1,103,000 of lubricants); retail sales of $25,624,000 ($4,652,000 of appearance products and $20,972,000 of lubricants); industrial sales of $483,000; and, international and other sales of $1,524,000.

For the nine-month period ended September 30, 2000, retail sales were 85.4% of total revenues while direct response infomercial sales comprised 3.5% of total revenues. For the nine month period ended September 30, 1999, direct response infomercial sales comprised 12.3% of total revenues while retail sales were 81.3%. The decrease in the direct response sales of approximately $3,296,000 is a direct result of a strategic decision to evaluate other cost-effective advertising programs. The lower retail sales for the nine-month period ended September 30, 2000 versus the same period a year ago are attributable to a decrease in appearance sales of $4,306,000 and lubricants sales of $7,112,000. The appearance products were launched during the spring and summer of 1999 when initial stocking orders were filled at several major retailers and were supported by an aggressive television and print advertising campaign. Revenues for the appearance products declined in part as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as it would like on cost effective promotional activities. The lubricants sales decline is attributable to a soft market for specialty lubricants, higher than expected store inventory levels at major retailers, competitive factors and also the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line.

Cost of goods sold for the nine months ended September 30, 2000 was approximately $4,141,000 as compared to $8,170,000 for the comparable period of the prior year, a decrease of $4,029,000 or 49.3%. As a percentage of sales, cost of goods sold decreased from 25.9% for the nine months ended September 30, 1999 to 24.9% for the nine months ended September 30, 2000. This decrease was mainly attributable to the shift in product mix with the lubricant products yielding higher gross margins than the appearance products.

Selling expenses of $8,716,000 for the nine months ended September 30, 2000 represented a decrease of $12,372,000 over the comparable period of the prior year. This 58.7% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, slotting fees, commissions, freight expenses, expenditures for media and print advertising and television airtime purchases. The Company continues to evaluate new advertising/marketing and promotional activities to promote the brand name and the cost effectiveness of each motorsports promotional program. Selling and marketing expenses as a percentage of sales were 52.4% for the nine months ended September 30, 2000 versus 66.9% for the comparable period of the previous year.

General and administrative expenses for the nine months ended September 30, 2000 were approximately $3,675,000 as compared to $5,195,000 for the nine months ended September 30, 1999, a decrease of $1,520,000 or 29.3%. This decrease is primarily attributable to a decrease in legal expenses, consulting, website, bonuses, bad debt and general insurance expenses. As a percentage of sales, general and administrative expenses increased from 16.5% in 1999 to 22.1% in 2000. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period. The Company continues to evaluate further reductions in the general and administrative expenses.

Interest expense of approximately $405,000 for the nine months ended September 30, 2000 represented an increase of $108,000 over the comparable period of the prior year. The increase is attributable to a higher average balance in bank loans payable during the period.

Net loss for the nine month period ended September 30, 2000 was approximately $(375,000) as compared to a net loss of approximately $(2,101,000) for the comparable period in the prior year, a decrease of $1,726,000. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements. At September 30, 2000, the Company had net working capital of $1,624,000 as compared to $41,000 at December 31, 1999 or an increase of $1,583,000.

During the nine months ended September 30, 2000, the Company generated $738,000 from operations, which was provided primarily by a reduction in deferred taxes and inventories which were partially offset by increases in receivables and prepaid expenses. Approximately $1,535,000 was used to finance activities, primarily payments on bank loans. As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate (9.50% at September 30, 2000) plus 1% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At September 30, 2000, the Company was in compliance or had received waivers for all financial covenants. Effective October 1, 2000, the interest rate was changed to the current Floating Rate plus 2%. As of September 30, 2000, $2,484,044 was outstanding and approximately $130,000 was available under the terms of the line of credit. On October 30, 2000 the Company entered into a loan agreement with a lender for a $675,000 loan with proceeds of approximately $504,000, net of loan costs and other payables. The loan has a maturity date of October 30, 2001. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in IRVINE, CA. Interest is payable monthly at the rate of the Prime Rate plus 2.5% commencing December 1, 2000 (Note:
Exhibit 10.33.) The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. The issuance of additional shares of stock could result in a substantial dilution to the ownership interests of our present or future stockholders. We cannot guarantee that we will be able to obtain adequate funds when we need them or on acceptable terms, if at all. Any inability to obtain funds when we need them would have a material adverse effect on our business, operation results and financial condition. At September 30, 2000, the Company had an accumulated deficit of approximately $4,245,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2000 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. Management will also continue to vigorously defend the litigation described in Note 7 of Notes to Consolidated Condensed Financial Statements. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

ITEM 3:
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At September 30, 2000 and December 31, 1999, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at September 30, 2000 and December 31, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         10.33 Loan Agreement between PSL and ABQ DOLPHIN, L.P., A California limited partnership, dated October 30, 2000; Promissory Note, Third Priority Trust Deed and Warrant Agreement, dated November 2, 2000.

         27.1     Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K

                  No reports on Form 8-K have been filed by the Company during the Quarter.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROLONG INTERNATIONAL CORPORATION

Date:   November 14, 2000                       /s/     Nicholas Rosier
     ------------------------               -----------------------------------

                                            Nicholas Rosier
                                            Chief Financial Officer