Form 10-K
period 2000-12-31
PROLONG INTERNATIONAL CORP
filed 2001-03-15
CIK 1016965

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2000
     OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 12, 2001, was approximately $4,550,000.

The number of outstanding shares of the Registrant's Common Stock as of March 12, 2001 was 28,438,903.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2001, are incorporated by reference into Part III.

                Exhibit Index on Sequentially Numbered Page 29

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

     On June 21, 1995, Giguere acquired all of the outstanding common stock of Prolong Super Lubricants, Inc., a Nevada corporation ("PSL"), in a share exchange with PSL's then existing shareholders (the "Reorganization") and changed its name from Giguere to Prolong International Corporation. Since the Reorganization, PIC has changed its focus from being a company without operations, a business or significant assets, to that of a holding company for its wholly-owned operating subsidiary, PSL. On December 4, 1998, PIC formed Prolong International Holdings Ltd. ("PIHL"), a Cayman Islands company, as a wholly-owned subsidiary. On the same day, PIHL formed Prolong International Ltd. ("PIL"), a Cayman Islands company, as its wholly-owned operating subsidiary. PIC, through PSL, PIHL and PIL (referred to collectively in the operational context with PIC as "Prolong" or "the Company"), is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment ("AFMT").

     On February 5, 1998, PIC entered into a definitive agreement with EPL Pro-Long, Inc., a California Corporation ("EPL"), under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC's common stock, $0.001 par value per share (the "PIC Common Stock"). With the purchase, PIC acquired the patents for the AFMT technology and related trademarks and, as a result, currently owns the exclusive, worldwide rights to manufacture, sell and distribute lubrication and other products based on AFMT and to use the "Prolong" name. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. This transaction closed on November 20, 1998. On November 25, 1998, the U.S. District Court in San Diego, California (the "Court") granted a temporary restraining order without a hearing in response to a purported class action filed by a group of plaintiffs representing less than 2% of the outstanding shares of EPL's common stock against PIC, PSL, EPL and certain of their respective former and current officers and directors.
Following a hearing on December 30, 1998, the Court entered a preliminary injunction, which enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of an unwaivable conflict of interest. Plaintiffs subsequently selected new counsel. PIC, PSL, and their respective current officers and directors believe there is no merit to the plaintiffs' claims. In December 2000, the parties agreed to and engaged in a mediation conference in an attempt to resolve the dispute. The mediator is still involved with the parties. While substantive progress was made toward settling the litigation, final resolution of the matter cannot presently be determined. See "Legal Proceedings".

     Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements. During 1997 and 1998, working capital was generated primarily through operations. Working capital for 1999 and 2000 was generated through operations, the utilization of the Company's line of credit with a bank and new financing in the form of subordinated debt. In 2001, Prolong anticipates to generate a positive cash flow from operations and will continue to seek additional financing in the form of subordinated debt or equity to finance its activities and the execution of its strategic plan.

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

     Prolong Engine Treatment and Engine Treatment Booster

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

     Prolong Fuel System Treatment

     This product is formulated to help optimize fuel efficiency by lubricating the "top end" of internal combustion engines and by helping clean and maintain fuel injectors and other fuel system components. This product is designed to help maintain peak engine performance and optimize overall mileage. The formula is EPA registered and is compatible with all grades of gasoline.

     Prolong "Fast-Fuel"(TM) Octane Power Boost

     This product is a specially formulated gasoline additive that is designed to help boost octane, help restore lost horsepower, help improve fuel mileage and help mitigate knocks, pings and engine hesitation.

     Prolong "Fast-Fuel"(TM) Injector Cleaner

     This product is formulated as a fuel additive designed to help remove deposits on clogged fuel injectors and intake valves, to help clean dirty fuel injectors, to help keep carburetors, combustion chambers, manifolds and ports clean, and consequently help maintain optimum engine performance and optimum mileage.

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

     Along with PSL's current variety of lubricant products, there are other lubricant products, which Prolong believes could be successfully and beneficially formulated in the future using AFMT technology and derivatives thereof that would result in products with improved lubrication performance. Although there can be no assurances that Prolong will have the financial or other resources to develop, manufacture and market any such additional lubricant products, the following is a partial list of such additional lubricant products:

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

     Commercial Trucking

     Prolong has developed a product line and has begun to develop a market for these products in the long-haul trucking industry. A substantial portion of the distribution of goods in this country occurs via truck shipments. Consequently, large quantities of oil and diesel fuel are consumed by trucks operated in this industry. Prolong believes that the use of its products in the long-haul trucking industry may provide an economic advantage to truck operators because of the increased operating efficiency demonstrated by engines treated with AFMT-based products. Prolong believes that this increased efficiency may directly result in a reduction in fuel costs and overall transportation costs. Further, the use of AFMT-based products may provide additional savings to this industry in the form of reduced service and repair costs over the useful life of the trucks due to AFMT's propensity to reduce engine wear and the wear of other "treated" components.

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

     Marine Applications

     The marine market includes both freshwater and salt water boats and ships, from outboard fishing skiffs to pleasure boats, yachts and other marine vessels. Prolong has the ability to formulate special products for the harsh marine environments, including marine grease and a special 2-cycle oil for small outboard motors. Prolong believes that in diesel powered boats and ships, Prolong Fuel System Treatment can provide benefits similar to those attained from use in diesel truck engines.

     Railroads

     The railroad industry is currently a large user of lubrication products. Prolong would have to obtain certain mandatory product certifications prior to being able to market its products to the railroad industry. Prolong is not actively pursuing such certifications for its products at this time, but may do so in the future.

Geographic Markets

     Prolong currently markets its products in the United States, Canada, Mexico, Puerto Rico, Central America, China, Hong Kong, Japan, Thailand, Sub-Saharan Africa, Brazil, Chile, Turkey, Hungary/Slovakia and intends to continue developing distributor relationships in other foreign countries. Prolong's current focus is to identify distributors that possess the expertise and industry relationships necessary to assist it in further penetrating retail sales channels in the various markets identified above, with a primary focus on the consumer automotive and industrial lubricant markets. Prolong intends to selectively grant distributorships to established companies on a country by country basis. Prolong intends to build on this relationship and continue to expand sales and revenues in the international marketplace. There can be no assurance that Prolong will be able to successfully penetrate any foreign markets. Prolong has patent protection on its AFMT technology in several of the EEC member countries.

     International sales comprised 6.5%, 4.7%, and 7.8% of PIC's revenues in 1998, 1999, and 2000, respectively. Prolong consummates such sales through independent distributors and, as such, has nominal assets attributable to its international sales.

Marketing And Distribution Of The Products

     Prolong distributes its products through both national and regional automotive aftermarket stores, traditional automotive aftermarket stores, mass merchandisers, installers, independent distributors, and directly to consumer end-users via direct response television sales and the internet. Currently, Prolong has approximately 450 distributors in the United States. Additionally, Prolong has ten international distributors located in Europe, Asia, Africa and South America. Prolong currently employs a direct sales force of 10 people to service its distributors.

     Prolong's automotive retailers include Autozone, Advance Auto, CSK, Pep Boys, Discount Auto, O'Reilly Auto, Restoration (Trak Auto, Forest City, Twin B, Grundy), Strauss Discount Auto, Murray's Discount Auto, VIP Discount, and a number of other regional and independent automotive retailers.

     In the traditional automotive aftermarket arena, Prolong distributes through General Parts, Inc./CarQuest, Genuine Parts Company/NAPA and hundreds of additional traditional automotive aftermarket locations.

     Prolong's mass retailers include Wal-Mart, Target, and Meijers. Additionally, Prolong products are distributed through approximately 500 car dealerships and approximately 600 professional installers throughout the United States.

     The Company utilizes contract warehouses located in Southern California to store and ship its lubricant products. For fulfillment of direct sales to consumers, the Company utilizes an independent contractor located in Southern California with a warehouse based in Burbank, California. The direct response fulfillment center stores inventory, packs and ships orders, and handles customer service inquires related to direct sales to consumers through television and the Internet.

     The products offered by Prolong have been marketed through endorsements by well-known spokespersons, event sponsorships, print and electronic media, trade shows, motorsports, direct response television advertisements, radio, press releases, public relations, in-store point of sale materials and promotions, sweepstakes, and through the Internet on Prolong's website, www.prolong.com.
                                                            ---------------

     In the area of endorsements, Prolong has an ongoing agreement by which it retained the services of Al Unser to endorse and promote Prolong's products. Mr. Unser has agreed to make certain appearances to assist in marketing the products and has agreed to license his name and likeness in connection with the marketing of Prolong's products. Prolong has also entered into an agreement with Smokey Yunick pursuant to which it retained the services of Mr. Yunick to promote Prolong's products and to act as a spokesman for, and technical consultant to, Prolong. Mr. Yunick has agreed to make certain appearances to assist in marketing Prolong's products and has agreed to license his name and likeness in connection with the marketing of Prolong's products.

     In the area of motorsports sponsorships, Prolong executed an associate sponsorship agreement with King Entertainment, Inc. and Kenneth D. Bernstein pursuant to which Mr. Bernstein will provide promotional services and appearances and will recognize "Prolong Super Lubricants" as a sponsor of the "Budweiser King Top Fuel Dragster" through the year 2001 in all National Hot Rod Association (the "NHRA") events. The agreement calls for the display of the Prolong name and logo on the dragster and related racing components in all races and other events in which the dragster appears.

     Prolong was the title rights sponsor in two nationally televised national drag racing events during 2000. Prolong Super Lubricants was the title rights sponsor at the NHRA sanctioned Prolong Super Lubricants Northwest Nationals held in early August in the Seattle area. The agreement provided for primary signage and prominent recognition in all racing promotions including television advertising to promote the event, tickets, trophies, print ads and all NHRA printed material relating to the NHRA's national schedule throughout the year. Prolong was also the title rights sponsor to the International Hot Rod Association ("IHRA") Winter Nationals held in Darlington, South

Carolina which was the season opening event for that sanctioning body. The television coverage on the IHRA event was through TNN and included similar promotional rights as the NHRA event described above. At this time, the Company has not entered into any definitive agreements to act as the title rights sponsor at any NHRA or IHRA sanctioned events during 2001.

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

     From time to time, Prolong utilizes direct response television advertising, commonly called infomercials, in order to educate the public about the benefits and features of Prolong products, to promote the brand, and to sell products directly to consumer end users. To date, Prolong has premiered three separate infomercials. Results through the infomercials vary from program to program and from time slot to time slot but in general have been beneficial to Prolong due to the fact that they provide television exposure at reduced costs from traditional television spot advertising, as well as fill the market demand for mail order purchases. In general, Prolong believes that no more than 5 to 10% of its customers will buy Prolong products through infomercials and mail order delivery, but Prolong does believe that there is a wide viewing audience that is exposed to its products through the infomercials and ultimately purchases Prolong products at a retail establishment. Prolong intends to air infomercials from time to time so long as they are economically viable, help to build the brand throughout the marketplace, and drive retail sales.

     During 2000, Prolong operated its website located at www.prolong.com.  The
                                                          ---------------
Prolong website has e-commerce capabilities as well as general product and company information. Prolong intends to continue to develop its website during 2001 and to further utilize the Internet as a means of marketing and distributing its products directly to the public, as well as communicating with its shareholders and the public in general.

Competition

     The market for Prolong's products is highly competitive and is expected to remain so in the future. The basic formula of Prolong's lubricant products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1989. The market for Prolong's products is characterized by rapid technological advances, frequent new product introductions and evolving industry standards. Some of Prolong's principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP(R)) and Pennzoil-Quaker State Company (Slick 50(R)), both of which market engine treatments. Other competitive engine treatment brands include Duralube(R), Motor Up(R) and Z-MAX(TM). Prolong's competitors also include major oil companies such as Shell Oil Company, Chevron Corporation, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar's, Inc., Pennzoil-Quaker State Company and The Clorox Company. Further, Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong's markets in the future.

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

     The production of Prolong's products is comprised of contract manufacturers mixing the components pursuant to the AFMT and other proprietary formulas and bottling the resulting mixtures in packaging specified by Prolong. Prolong's current contract manufacturers have the capacity to produce its products in relatively high volumes. By utilizing existing third party manufacturing facilities, Prolong avoids the large capital expenditures associated with mixing and packaging operations, as well as costly management of human resources. At present, there are facilities located throughout the world that are capable of mixing and packaging the components into finished products. Prolong has not entered into any long term contracts with respect to the supply or production of its lubricant products, preferring to take advantage of competition among suppliers and manufacturers.

Customers

     In 2000, Prolong's sales to automotive aftermarket retail chain stores, mass merchandisers, and independent distributors comprised approximately 85.8% of its revenues while sales to commercial, industrial and other customers comprised 10.8% of total revenues. Approximately 3.4% of Prolong's 2000 sales resulted as a response to the airing of the infomercials. In 2000, two retail customers comprised approximately 27.5% of its revenues.

Intellectual Property

     On February 5, 1998, PIC entered into a definitive agreement with EPL under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC Common Stock. With the closing of the acquisition on November 20, 1998, PIC acquired the U.S. and foreign patents owned by EPL pertaining to the AFMT technology and related U.S. and foreign trademarks. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. As a result of the transaction, PIC, currently owns the exclusive rights to manufacture, distribute and sell products based on the patented technology in the U.S. and in certain foreign countries, and to use the "Prolong" trade name and trademarks. See "Legal Proceedings."

     The U.S. patent relating to the AFMT technology (U.S. Patent No. 4,844,825, hereinafter "the `825 patent") expires on November 18, 2007. There are a number of foreign patents corresponding to the `825 patent as well. In addition, PSL has obtained a federally registered patent in the United States for a "Sponge Applicator Device" (U.S. Patent No. 6,010,268) and SPONGE APPLICATOR (U.S. Design Patent No. 414005), which applicator is currently included in the various appearance product packages marketed by Prolong. PSL has obtained or applied for trademark registration protection in numerous countries for various trademarks utilized in the marketing and promotion of Prolong lubricant products. Currently, PSL holds the following federally registered trademarks in the United States: PROLONG and the related design (U.S. Reg. Nos. 2,136,672 and 2,136,576), PROLONG SUPER LUBRICANTS (U.S. Reg. No. 2,136,577), NO EQUAL IN THE WORLD & DESIGN (U.S. Reg. No. 2,129,784), NO EQUAL IN THE WORLD (Word Mark) (U.S. Reg. No. 2,270,653), SPL100 (U.S. Reg. No. 2,022,220), THE ULTIMATE IN
PROTECTION & PERFORMANCE (U.S. Reg. No. 2,129,785), PSL's Oil Drop Logo (U.S. Reg. No. 2,135,230), TRIGGER SPRAY BOTTLE CONFIGURATION (U.S. Reg. No. 2,376,247), and TRIGGER SPRAY BOTTLE BLUE COLOR (U.S. Reg. No. 2,376,248).

Royalty Agreements

     Prolong entered into a memorandum agreement with the producer of its infomercial, The 2M Group, Inc., whereby Prolong agreed to pay 0.5% of all gross sales, net of returned product, from any and all direct response television campaigns which utilize footage from its second lubricant infomercial entitled "Prolong Across America." During 2000, Prolong expended $915 in royalties under this agreement.

     Prolong entered into another memorandum agreement with The 2M Group, Inc. whereby Prolong agreed to pay 1.5% of gross sales, net of product returns, of the appearance product kit generated from its appearance product infomercial entitled "The Ultimate Car Care Challenge". Additionally, Prolong agreed to pay 5%, 4% and 3%, respectively, for each year of a three-year arrangement of any and all net retail sales of the paint sealant product. During 2000, Prolong expended $13,600 in royalties under this agreement.

     Further, Prolong has entered into a service and endorsement contract with Al Unser whereby Prolong has agreed to pay royalties on all net lubricant retail sales according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. Maximum payments under this arrangement are: $100,000 in year one, $125,000 in year two and $150,000 in year three. The option to extend this agreement for an additional five years was exercised. For the five years under the extension, the Company has agreed to pay royalties at the rate of 0.5% from November 1, 1999 through October 31, 2000 and 0.6% from November 1, 2000 through October 31, 2004 on all net lubricant retail sales. For each of these years, the Company pays a guaranteed minimum payment of $75,000. Maximum payments are $100,000 in the first year of the renewal period and $125,000 each year thereafter. During 2000, Prolong expended $74,379 under this agreement.

Employees

     As of March 5, 2001, PIC and its subsidiaries collectively employed 40 full-time employees, including 4 executive officers, and no part-time employees. None of Prolong's employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

ITEM 2.  Properties
-------  ----------

     At its headquarters, Prolong Super Lubricants, Inc. owns approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California. PSL purchased this facility from Huck International, Inc. (a subsidiary of Thiokol Corporation, PSL's former lessor) pursuant to the exercise of its lease option on February 23, 1998. The consideration paid by PSL for the facility was $2,690,000. PSL utilized $248,000 in cash on hand and borrowed funds in the amounts of $1,692,000 and $750,000, respectively, from Bank of America and from CDC Small Business Finance Corp. Escrow closed on the purchase and sale on April 30, 1998. The outstanding loans from Bank of America and CDC Small Business Finance Corp. are collateralized by the purchased land and building. On October 30, 2000 the Company entered into a loan agreement with a lender for a $675,000 loan. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, California. See "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Liquidity and Capital Resources." PIC considers its present facilities to be adequate for Prolong's current operations and for those reasonably expected to be conducted during the next twelve months. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3.  Legal Proceedings
-------  -----------------

Michael Walczak et al
---------------------
     On or about November 17, 1998, Michael Walczak et al ("Walczak"), on behalf of himself and other similarly situated shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and certain of their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two per cent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

     On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the Walczak plaintiffs to post a bond for $100,000, which bond was posted. PIC appealed the Court's preliminary injunction ruling, which appeal was subsequently denied.

     The Prolong defendants successfully moved to change venue and the case was ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. Plaintiffs have selected new counsel, except for three of the plaintiffs who withdrew from the case. The Prolong defendants each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. The motion has been granted in part and denied in part. There has been no ruling to date on the Walczak plaintiffs' request to certify the class as a class action. A mediation conference has been held and concluded and substantial settlement discussions have been undertaken. However, final resolution cannot presently be determined. PIC and PSL and their respective current officers and directors believe that the settlement, if approved, will not result in a material adverse affect on the Company's financial statements. If the settlement as proposed is not consummated, the Company will continue to vigorously defend against the claims.

Federal Trade Commission
------------------------
     On February 15, 1999, PSL entered into a negotiated Consent Order with the Federal Trade Commission ("FTC") based upon concerns of the commission related to inadequate substantiation of certain advertising claims for Prolong Engine Treatment. Without admitting any of the allegations, the Company agreed that it would not make advertising claims without having adequate scientific substantiation for such claims. No fine or monetary redress was levied in connection with the FTC action.

     Four purported class action lawsuits based on the FTC action have been brought against PIC and/or PSL. Although meaningful settlement discussions are proceeding, final resolution of the below referenced FTC based lawsuits cannot presently be determined. The suits are identified as follows:

     . Kachold et al v PSL was filed November 19, 1999 and is pending in the U.S. District Court, Northern District of Illinois, file No. 99-CV-08349. The case is a purported class action and individual action alleging violation of the Illinois Consumer Fraud Act, Magnuson Moss Consumer Products Warranty Act, and for damages. Prolong successfully filed a motion to dismiss the complaint, and plaintiff thereafter filed an amended complaint. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

     . Fernandes et al v PSL was filed January 5, 2000 in Los Angeles County Superior Court, file No. BC222712. The case is a purported class action alleging false advertising, unfair competition, violation of the California Consumer Legal Remedies Act, fraud, deceit, negligent misrepresentation and for equitable relief. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

     . Bowland et al v PSL was filed January 21, 2000 in County Court at Law No. 4, Nueces County, Texas, file No. 00-60119-4. The case is a purported class action alleging breach of contract, breach of express warranty and violations of the Texas Deceptive Trade Practices Act. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

     . Mata et al v PSL and PIC was filed February 18, 2000 in the District Court of Hidalgo County, Texas, 275/th/ Judicial District, file No. C-292-00-E. The case is a purported class action alleging breach of contract and breach of express and implied warranty. A special appearance and motion to dismiss was filed by PIC and an answer and plea in abatement was filed by PSL in order to stay this matter based upon the prior filed Bowland case. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

Helman et al v PSL and PIC et al
--------------------------------
        On April 8, 1997, prior to the filing of the Walczak complaint, the attorney who was disqualified from representing the plaintiffs in Walczak filed Helman et al v PSL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The case was filed as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in 13 original causes of action. The court subsequently denied plaintiff's motion to certify the case as a class action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of PSL, the effect of which was to reduce the number of complaining parties from approximately one hundred, to seven. Trial of the remaining plaintiffs' matters is set for January 15, 2002. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims.

Minidis v PSL and PIC et al
---------------------------
        Minidis v PSL and PIC et al was filed on February 1, 2000, in the Los Angeles County Superior Court. Plaintiff has alleged breach of contract and fraud in connection with an agreement to design a product applicator for defendant. Plaintiff's deposition and completion of discovery is scheduled during the second quarter of 2001.

Settlement negotiations have been held. A mandatory settlement conference is pending. Trial is scheduled for April 16, 2001. PIC and PSL and their respective officers and directors believe that there is no merit to the plaintiff's complaint and are vigorously defending against the claims.

     PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC's consolidated financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Price Range of Common Stock

     PIC Common Stock is currently trading on AMEX under the symbol "PRL." High and low sales prices as furnished by AMEX for each quarter during 1999 and 2000 are as indicated below.

          Quarter Ended:                  High   Low
          --------------                  ----   ---

          March 31, 1999                  $2.00  $1.13
          June 30, 1999                   $1.69  $1.13
          September 30, 1999              $1.25  $0.56
          December 31, 1999               $0.69  $0.25
          March 31, 2000                  $0.75  $0.30
          June 30, 2000                   $0.63  $0.31
          September 30, 2000              $0.50  $0.13
          December 31, 2000               $0.22  $0.02

     PIC has authorized 150,000,000 shares of PIC Common Stock, having a par value of $0.001 per share. As of March 12, 2001, the number of holders of record of PIC Common Stock is approximately 460 and the high and low sales prices as reported by AMEX, were $0.17 and $0.13, respectively. PIC has not declared any cash dividends since inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. PIC does not have any restrictions on its ability to pay dividends on common equity. In addition to PIC Common Stock, PIC's Board of Directors is authorized to issue up to 50,000,000 shares of Preferred Stock with such rights, preferences and privileges as may be determined by PIC's Board of Directors. No such shares of Preferred Stock have been issued to date.

Recent Sales of Unregistered Securities

     On November 2, 2000 Prolong issued a warrant to purchase 900,000 shares of Common Stock to ABQ Dolphin, LP, a California limited partnership, in connection with a certain loan agreement, dated October 30, 2000. The warrant is exercisable at $0.1875 per share (the market value of the Company's Common Stock when the warrants were issued) and shall expire on the seventh anniversary of the date of the original issuance of the warrant.

     The sales and issuance of the warrant was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The Company has reason to believe that the purchaser was familiar with or had access to information concerning the operations and financial condition of the Company, and the purchaser represented that it was acquiring the warrant and the underlying shares of Common Stock for investment and not with a view to the distribution thereof. At the time of the issuance, the warrant was deemed to be a restricted security for purposes of the Securities Act of 1933 and the certificate representing the warrant (and the shares issued upon exercise) bear legends to that effect.

ITEM 6.  Selected Financial Data
-------  -----------------------

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." The financial data for the year ended December 31, 1996 is derived from the consolidated financial statements of the Company that have been audited by Corbin & Wertz. The financial data set forth below for the years ended December 31, 1997, 1998, 1999 and 2000, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche LLP.


                                                                                         Year ended
                                                                                        December 31,
                                                                                        ------------
                                                                 1996         1997         1998         1999          2000
                                                                 ----         ----         ----         ----          ----
Statement of Operations Data
  Net revenues..............................................  $15,813,493  $29,846,795  $35,032,689  $34,470,915   $19,080,218
  Net income (loss).........................................      721,178    2,132,553      419,513   (6,580,061)   (1,652,278)
  Net income (loss) per share:
     Basic..................................................  $      0.03  $      0.08  $      0.02  $     (0.23)  $     (0.06)
     Diluted................................................  $      0.03  $      0.08  $      0.02  $     (0.23)  $     (0.06)
  Weighted average common shares:
     Basic..................................................   23,463,620   25,508,035   25,807,618   28,445,835    28,442,341
     Diluted................................................   23,463,620   25,690,774   26,011,767   28,445,835    28,442,341
Balance Sheet Data
  Total assets..............................................  $ 9,023,317  $13,748,650  $23,210,872  $21,379,648   $17,715,200
  Total liabilities.........................................    1,732,467    4,039,796    5,756,537   10,412,463     8,174,388
  Total stockholders' equity................................    7,290,850    9,708,854   17,454,335   10,967,185     9,540,812
________________________



ITEM 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
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

     The lubricant business is extremely competitive. Prolong's business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace. Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers. In order to establish brand name identity, Prolong has relied primarily on its direct response television programs and intends from time to time to utilize this means to gain product recognition for purposes of directly increasing sales as well as increasing retail, commercial and industrial and governmental sales resulting from broader public knowledge of its products.

Results of Operations

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                                        Fiscal Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                           1998                    1999                 2000
                                                          -----                   -----                -----
Net revenues                                              100.0%                  100.0%               100.0%
Cost of goods sold                                         21.5                    30.5                 27.6
                                                          -----                   -----                -----
     Gross profit                                          78.5                    69.5                 72.4
Selling and marketing expenses                             56.6                    75.0                 55.7
General and administrative expenses                        17.2                    22.2                 24.7
Research and development                                    2.0                      .8                  0.5
                                                          -----                   -----                -----
     Operating income (loss)                                2.7                   (28.5)                (8.5)
Interest expense                                           (0.4)                   (1.3)                (2.8)
Interest income                                             0.3                     ---                  ---
                                                          -----                   -----                -----
     Income (loss) before income taxes                      2.6                   (29.8)               (11.3)
Provision (benefit) for income taxes                        1.4                   (10.7)                (2.6)
                                                          -----                   -----                -----
     Net income (loss)                                      1.2                   (19.1)                (8.7)
                                                          =====                   =====                =====

     Comparison of the Years Ended December 31, 2000 and December 31, 1999

     Net revenues for the year ended December 31, 2000 were approximately $19,080,200 as compared to approximately $34,471,000 for the year ended December 31, 1999, a decrease of $15,390,800 or 44.6%. Revenues for the year ended December 31, 2000 were derived from the following sources: Direct response infomercial sales of $654,100 ($347,200 of appearance products and $306,900 of lubricants); retail sales of $16,362,400 ($317,000 of appearance products and $16,045,400 of lubricants); industrial sales of $298,300; and, international and other sales of $1,765,400. Revenues for the year ended December 31, 1999 were derived from the following sources: direct response infomercial sales of $3,941,000 ($2,796,000 of appearance products and $1,145,000 of lubricants); retail sales of $27,857,000 ($4,230,000 of appearance products and $23,627,000 of lubricants); industrial sales of $599,000; and, international and other sales of $2,074,000.


     For the year ended December 31, 2000, retail sales were 85.8% of total revenues while direct response infomercial sales comprised 3.4% of total revenues. For the year ended December 31, 1999, direct response infomercial sales comprised 11.4% of total revenues while retail sales were 80.8%. The decrease in the direct response sales of approximately $3,286,900 is a direct result of a strategic decision to evaluate other cost-effective advertising programs. The lower retail sales for the year ended December 31, 2000 versus the same period a year ago are attributable to a decrease in appearance sales of $3,913,000 and lubricants sales of $7,581,600. The appearance products were launched during the spring and summer of 1999 when initial stocking orders were filled at several major retailers and were supported by an aggressive television and print advertising campaign. Revenues for the appearance products declined in part as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as it would like on cost-effective promotional activities and also due to decreased demand and acceptance of the appearance products in Year 2000 and higher then anticipated product returns. The Company is continuing an ongoing evaluation in Year 2001 of the market acceptance of the appearance product line. The lubricants sales decline is attributable to a soft market for specialty lubricants, higher than expected store inventory levels at major retailers, competitive factors and also the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost-effective means of promoting the line. Industrial, international and other sales decreased approximately $609,300. The decrease is attributable to a large stocking order shipped in 1999 to a new international distributor, which was not repeated in Year 2000.

     Cost of goods sold for the year ended December 31, 2000 was approximately $5,257,600 as compared to $10,501,000 for the comparable period of the prior year, a decrease of $5,243,400 or 49.9%. As a percentage of sales, cost of goods sold decreased from 30.5% for the year ended December 31, 1999 to 27.6% for the year ended December 31, 2000. This decrease was mainly attributable to the shift in product mix with the lubricant products yielding higher gross margins than the appearance products. Also the fourth quarter of 1999 included an increase in the inventory obsolescence reserve for non-performing or slow moving inventory items.

     Selling expenses of $10,632,000 for the year ended December 31, 2000 represented a decrease of $15,218,000 over the comparable period of the prior year. This 58.9% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, slotting fees, commissions, salaries (reduced headcount), freight expenses, expenditures for media and print advertising and television airtime purchases. The Company continues to evaluate new advertising/marketing and promotional activities to promote the brand name and the cost-effectiveness of each motorsports promotional program. Selling and marketing expenses as a percentage of sales were 55.7% for the year ended December 31, 2000 versus 75.0% for the comparable period of the previous year.

     General and administrative expenses for the year ended December 31, 2000 were approximately $4,710,000 as compared to $7,645,000 for the year ended December 31, 1999, a decrease of $2,935,000 or 38.4%. This decrease is primarily attributable to a decrease in legal expenses, consulting, website development, bad debt and general insurance expenses. As a percentage of sales, general and administrative expenses increased from 22.2% in 1999 to 24.7% in 2000. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period. The Company continues to evaluate further reductions in the general and administrative expenses.

     Research and development expenses for the year ended December 31, 2000 were $104,100 as compared to $305,300 for the year ended December 31, 1999, a decrease of $201,200. In 2000, these expenses were attributable to market research of the appearance products, while in 1999, these expenses were related to continued testing and research.

     Interest expense of approximately $539,000 for the year ended December 31, 2000 represented an increase of $85,000 over the comparable period of the prior year. The increase is attributable to a higher average balance in borrowings during the period.

     Net loss for the year ended December 31, 2000 was approximately $(1,652,000) as compared to a net loss of approximately $(6,580,000) for the comparable period in the prior year, a decrease of $4,928,000. The decrease is a result of the factors discussed above.

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

     Selling and marketing expenses were $25,850,474 for the year ended December 31, 1999 as compared to $19,838,689 for the year ended December 31, 1998, an increase of $6,011,785 or 30.3%. This increase was primarily the result of increased expenditures for television airtime related to the launch of the new appearance products, production costs to produce the new infomercials, one time marketing and slotting allowances to retail customers to expand the distribution channels and promotional activities to promote product awareness. As a percentage of sales, selling and marketing expenses increased to 75.0% for 1999 versus 56.6% in 1998. A major factor was the increased expenditures associated with the Company's strategic program to expand its distribution channels while diversifying its product offerings. These expenditures included substantial one-time sales slotting allowances and marketing commitments to premier automotive aftermarket retailers, expenses that are a necessary part of gaining shelf space in an intensely competitive market place. Also, the higher than anticipated expenditures associated with the launch of the new automotive appearance products were necessary, but costly, to support the introduction to the retail markets during a short spring season. These costs were associated with producing and airing an infomercial that did not perform to expectations.

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

     Research and development expenses for the year ended December 31, 1999 were $305,297 as compared to $710,531 for the year ended December 31, 1998, a decrease of $405,234 or 57.0%. In 1999, these expenses were primarily attributable to continued testing and market research of the new appearance products, while in 1998 the expenses were related to the research, development and testing of the new appearance and truck fleet products.

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

Liquidity and Capital Resources

     At December 31, 2000, the Company had a negative net working capital of approximately $100,000 as compared to a positive working capital of $41,000 at December 31, 1999, representing a decrease of $141,000. Operating activities provided $295,000 during 2000, primarily from reductions in inventories and deferred taxes, partially offset by a decrease in payables and accrued expenses and an increase in accounts receivable. Additionally, the Company provided $42,600 from investing activities, which were primarily decreases in employees' advances. These additions of cash were offset by uses of cash from financing activities, which were primarily net reductions in the line of credit of $1,934,000, which were partially offset by net proceeds from notes payables of $629,000.

     On May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate (9.50% at December 31, 2000) plus 1% subject to a minimum interest charge of $50,000 per quarter. Effective November 21, 2000 the credit facility was reduced to $5,000,000 with interest payable monthly at the rate of the financial institution's prime rate plus 3%. Effective January 1, 2001 interest is payable monthly at the rate of the financial institution's prime rate plus 4%. The credit facility contains certain defined net income and tangible net worth covenants. At December 31, 2000, the Company was in compliance or had received waivers for all financial covenants. As of December 31, 2000, $2,050,716 was outstanding and approximately $205,000 was available under the terms of the line of credit.

     On October 30, 2000, the Company entered into a loan agreement with a lender for $675,000 with proceeds of approximately $504,000, net of loan costs and other payables. The loan has a maturity date of October 30, 2001 and includes an option to extend for one additional year. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. Interest is payable monthly at the rate of the prime rate (9.50% at December 31, 2000) plus 2.5%.

     During 2000, the Company reduced headcount, discontinued certain endorsement and sponsorship contracts, reduced spending for television airtime and aggressively reduced other operating expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to extend payment terms wherever possible. The Company's business plan for 2001 provides for positive cash generation. However, the Company is currently seeking additional new financing arrangements through subordinated debt and or equity providers. Management cannot guarantee that it will be able to obtain adequate funds when needed or on acceptable terms, if at all. Any inability to obtain funds when needed would have a material adverse effect on the Company's financial condition. At December 31, 2000 the Company had an accumulated deficit of approximately $5,523,000. Many of the expense reductions did not realize their full affect in 2000. The Company will continue to search for areas in which to further reduce expenses. The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2001 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis, which may include the sale and/or sale and leaseback of the current facility in Irvine, CA.
Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

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

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking. These forward-looking statements are based on our current expectations that involve risks and uncertainties which may affect, among other things, our ability to maintain our current sales rate or may cause sales to decline. Such risks and uncertainties include, but are not limited to, the following:

     . Competitive, technological, financial and business challenges may make it more difficult for us to continue to sell specialty lubricant and appearance products.

     . We may be unable to retain our existing key sales, technical and management personnel.

     . Increased competition in the specialized lubrication or appearance product markets may cause downward pressure on our prices.

     .  We may be unable to manage our growth effectively.

     . Direct sales to customers via direct response television commercials are likely to decrease significantly.

     . The lubricant or appearance products industries or our operations or business may face other unforeseen material adverse changes.

     . We may be unable to generate either through operations, debt placements or equity sales, sufficient cash to operate the business profitably.

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

We May Need to Raise Additional Funds in the Future

     We expect that our need for additional funds will increase in the future as our business grows. We cannot guarantee that we will be able to obtain adequate funds when we need them or on acceptable terms, if at all. Our future need for additional funds will depend on numerous factors including the following:

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

Direct Response Sales Will Not Remain Our Key Source of Sales Growth

     Sales to retail customers who responded to our 30 minute direct response television commercial, or direct response sales, represented approximately 3.4% ($654,100) of revenues in 2000 compared with 11.4% ($3,941,000) of revenues in 1999. In the past, sales to industrial/commercial and international customers constituted only a limited portion of revenues. However, we expect most of our future sales growth to come from domestic consumers, industrial/commercial resellers and end-users and international customers and less from direct response sales. We typically sell to industrial/commercial and international customers through independent distributors. We will need to significantly expand our distributor network in order to increase sales in the industrial/commercial and international markets. We cannot guarantee that we will successfully locate and engage qualified distributors for our products, either domestically or internationally, or that our sales to industrial/commercial and international customers will grow as expected.

We Depend on Our Key Management Personnel

     We depend on our key management personnel and our future success will depend in large part upon their contributions, experience and expertise. We have entered into employment agreements with 6 of our senior executives for periods ranging from 3 to 4 years. In addition, our future success will depend upon our ability to attract and retain other highly qualified management personnel. The loss of any key management personnel or our failure to attract and retain other qualified management personnel could have a material adverse effect on our business, operating results and financial condition.

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

The Market in Which We Operate is Highly Competitive

     The current market for our products is highly competitive and we expect competition to increase in the future. Our principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP(TM)) and Pennzoil-Quaker State Corporation (Slick 50(TM)), both of which market engine treatments. Other competitive engine treatment brands include Duralube(R), MotorUp(R) and Z-Max(TM). Our competitors also include major oil companies such as Shell Oil Company, Chevron Corporation, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Further, we believe that major oil companies, well established consumer products and new start-up companies not presently offering products that compete directly with our products, may enter our markets in the future. With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar's, Inc., Mothers, Pennzoil-Quaker State Company, and The Clorox Company. Increased competition could result in any or all of the following, which could have a material adverse effect on our business, financial condition, cash flows and results of operations:

     .  Price reductions

     .  Reduced gross margins

     .  Loss of market share

     .  Loss of shelf space

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

     From the Reorganization through December 1995, we generated revenues of approximately $391,000 and operating losses of approximately $416,000. From December 1995 through December 1998, our operations have generated net income. In 1999 and 2000, we suffered net losses of approximately $6,600,000 and $1,652,000. We cannot guarantee our operating success and ability to generate net income in the future.

We Depend on Third Party Suppliers

     To date, we have succeeded in obtaining enough components from existing suppliers to produce our AFMT formula in order to meet our current manufacturing needs. We also believe that adequate supplies will continue to be available in the near future. However, we recently increased production and plan to further increase production to meet an increase in demand. Such production increases could put strain on the production capacity of our existing suppliers. While we continue to work actively with each supplier in order to sustain and at times increase production of our components, we cannot guarantee that each supplier will be able to sustain or increase its production in time to satisfy our demand or that alternate suppliers will be able to meet any supply deficiency. If we fail to obtain enough components, or if such components fall below our quality standards, shipments and sales of our products may be delayed or reduced. This would have a material adverse effect on our business, financial condition and results of operations.

Most of Our Revenue Comes From A Limited Number of Products

     We currently generate substantially all of our revenues from sales of our AFMT-based products and we expect this trend will continue in the foreseeable future. Because our revenues are concentrated in lubricant products, a decline in the demand for, or in the prices of, our AFMT-based products as a result of competition, technological advances or otherwise, could have a material adverse effect on our business, financial condition, cash flows and operating results. We recently contracted our appearance product line to a limited product mix and at this time we plan to maintain that strategy.

Our Average Selling Prices May Decline

     The average sales prices for our products may decline. Recently, competitors and consumers have pressured specialty lubricant suppliers to reduce pricing, which in turn could result in downward pricing pressure on our products. In addition, our average sales prices decline when we negotiate large volume price discounts with certain customers. In the short term, we plan to work at lowering our manufacturing costs in order to offset the possibility of declining average sales prices. In the long term, we plan to develop new AFMT-based products and product mixes that can be manufactured at lower cost or sold at higher average sales prices. If, however, we fail to achieve such manufacturing cost reductions or diversify our product mix, our gross margins could decline. Such a decline could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We Depend on International Sales for Future Growth and Are Subject to Risks Associated with Operating in International Markets

     International sales comprised 7.8% of revenues in 2000 as compared to 4.7% of revenues in 1999. We plan to expand international sales in the future. This will require significant financial resources and management attention. In order to expand sales internationally, we plan to do the following:

     .  Establish additional marketing and sales operations.

     .  Hire additional employees.

     .  Recruit additional international distributors.

     .  Investment in international protection of our trademarks.

     To the extent we fail to do any of the above, our growth may suffer and our business, operating results, cash flows and financial condition could be materially adversely affected. In addition, we run the risk that revenues from our expanding international operations will be taxed by foreign authorities at rates higher than our domestic tax rates.

     Currently, our worldwide sales are denominated in U.S. dollars. An increase in the value of the United States dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in our worldwide business activities include:

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

     . Currency crisis in foreign countries that interrupt or terminate the ability of our international customers to settle their accounts in U.S. dollars.

     We cannot guarantee that our international sales and, consequently, our overall business, operating results, cash flows and financial condition will be free from any material adverse effect caused by any of the above factors.

Our Business Is Subject to the Risk of Litigation

     We are subject to various legal proceedings from time to time as part of our business. On or about November 17, 1998, Michael Walczak et al, on behalf of himself and other similarly situated shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court (the "Court") in San Diego, California against PIC, PSL, EPL and certain of their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two per cent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for and were granted a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL. Such claims or litigation, or other claims or litigation, could result in a decision that is adverse to us. A decision adverse to us in this or any other matter could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations. (see "Legal Proceedings")

We Could Be Subject to Environmental Liabilities or Regulatory Compliance Costs

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

We Are Controlled by Management and Certain Stockholders

     As of March 5, 2001, our directors, executive officers and principal stockholders collectively held approximately 37.3% of our outstanding shares of common stock. These stockholders, acting together, have the ability to significantly influence the election of our directors and most other stockholders' actions and, as a result, can direct our business affairs. Such concentration of voting power could delay or prevent our company from taking certain actions including, but not limited to, a change in our company's control.

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

New Accounting Pronouncements

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition and accounting for deferred costs in the consolidated financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 did not materially impact the Company's financial position and results of operations.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

     PIC's financial instruments include cash and long-term debt. At December 31, 2000, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at December 31, 2000.

ITEM 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

       Consolidated balance sheets of PIC as of December 31, 2000 and 1999, respectively, statements of operations and cash flows for each of the three years in the period ended December 31, 2000, and the reports of independent auditors thereon are referenced in ITEM 14 herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

       There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the
              ---------------------       ------------------------------------
Securities Exchange Act of 1934" from the Registrant's definitive proxy
-------------------------------
statement for the 2001 Annual Meeting of the Stockholders to be filed with the Commission within 120 days of December 31, 2000.

ITEM 11.  Executive Compensation
--------  ----------------------

       There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Registrant's definitive proxy
         ----------------------
statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

       There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management"
             --------------------------------------------------------------
from the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000.

ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

       There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" and "Certain Transactions" from the
              ----------------------       --------------------
Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------
(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998 with Notes and Independent Auditors' Report

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

          10.13 The Registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, dated July 14, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3,
                1997).

          10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco Motorsports, dated February 13, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998). *

          10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated December 19, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998).*

          10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas, Irvine, California, dated February 23, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 23, 1998).

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

     10.26 Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and Kenneth D. Bernstein, dated December 17, 1999. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000). *

     10.27 Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14,
             2000).

     10.28 Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000).

     10.29 Sponsorship Agreement between PSL and Sabco Racing, Inc. dated February 15, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000).*

     10.30 Sponsorship Agreement between PSL and Galles/ECR Racing, LLC, dated March 10, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000).*

     10.31 Service and Endorsement Contract between PSL and Smokey Yunick, dated January 11, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000).*

     10.32 Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier. (incorporated by reference, to the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed August 11,
             2000).

     10.33 Loan Agreement between PSL and ABQ Dolphin, LP, A California limited partnership, dated October 30, 2000; Promissory Note, Third Priority Trust Deed and Warrant agreement, dated November 2, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on form 10-Q filed November 14,
             2000).

      21.1 Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 25, 1999.

      23.1   Consent of Deloitte & Touche LLP.

      24.1 Power of Attorney (included as part of the signature page of this Annual Report).

_______________________________________________
* Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K.

     During the fourth quarter of 2000 the following Form 8-K was filed:

     On October 6, 2000, PIC filed a Form 8-K to disclose the resignation of Mr.
     R. Jack Aplin (Director).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROLONG INTERNATIONAL CORPORATION



March 15, 2001                     By:  /s/ Elton Alderman
                                       ----------------------------------------
                                        Elton Alderman,
                                        President, Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)


March 15, 2001                     By:  /s/ Nicholas M. Rosier
                                       ----------------------------------------
                                        Nicholas M. Rosier,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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

                   Signature                                       Title                             Date
                   ---------                                       -----                             ----
/s/  Elton Alderman                               President, Chief Executive Officer and        March 15, 2001
------------------------------------------------  Chairman of the Board
Elton Alderman                                    (Principal Executive Officer)

/s/  Thomas C. Billstein                                                                        March 15, 2001
------------------------------------------------  Vice President and Chief Operating
Thomas C. Billstein                               Officer, Secretary and Director
                                                                                                March 15, 2001
                                                  Chief Financial Officer
/s/  Nicholas M. Rosier                           (Principal Financial Officer)
------------------------------------------------
Nicholas M. Rosier

/s/  William J. Howell                            Vice President, General Counsel and           March 15, 2001
------------------------------------------------  Director
William J. Howell

/s/  Bruce F. Barnes                              Director                                      March 15, 2001
------------------------------------------------
Bruce F. Barnes

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Prolong International Corporation:


We have audited the accompanying consolidated balance sheets of Prolong International Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 2, 2001

                See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                            2000                 1999
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $   126,917           $ 1,094,779
Accounts receivable, net of allowance for doubtful accounts
  of $168,775 and $389,732 in 2000 and 1999, respectively                 3,245,892             2,747,459
Inventories, net                                                            970,236             2,171,728
Prepaid expenses, net                                                       360,227               182,646
Income taxes receivable                                                      87,002                94,275
Prepaid television time                                                       5,583                  ----
Advances to employees, current portion                                       57,525               107,250
Deferred tax asset                                                          943,177             1,617,442
                                                                        -----------           -----------

                     Total current assets                                 5,796,559             8,015,579

Property and equipment, net                                               3,193,109             3,554,176

Intangible assets, net                                                    6,529,986             7,036,670

Deferred tax asset, noncurrent                                            1,972,387             2,545,238

Other assets                                                                223,159               227,985
                                                                        -----------           -----------

TOTAL ASSETS                                                            $17,715,200           $21,379,648
                                                                        ===========           ===========

                See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------

                                                                                  2000                       1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                $ 2,183,482                $ 2,843,843
Accrued expenses                                                                    937,618                  1,210,126
Line of credit                                                                    2,050,716                  3,985,000
Notes payable, current                                                              725,442                     46,446
                                                                                -----------                -----------

    Total current liabilities                                                     5,897,258                  8,085,415

Notes payable, noncurrent                                                         2,277,130                  2,327,048

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
  28,438,903 and 28,445,835 shares issued and outstanding in 2000
  and 1999, respectively                                                             28,439                     28,446
Additional paid-in capital                                                       15,035,261                 14,809,349
Accumulated deficit                                                              (5,522,888)                (3,870,610)
                                                                                -----------                -----------

    Total stockholders' equity                                                    9,540,812                 10,967,185
                                                                                -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $17,715,200                $21,379,648
                                                                                ===========                ===========

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                     2000                 1999                 1998

NET REVENUES                                                      $19,080,218         $ 34,470,915          $35,032,689

COST OF GOODS SOLD                                                  5,257,600           10,500,586            7,527,361
                                                                  -----------         ------------          -----------

GROSS PROFIT                                                       13,822,618           23,970,329           27,505,328

OPERATING EXPENSES:
Selling and marketing expenses                                     10,631,959           25,850,474           19,838,689
General and administrative expenses                                 4,709,504            7,645,321            6,022,201
Research and development                                              104,089              305,297              710,531
                                                                  -----------         ------------          -----------

  Total operating expenses                                         15,445,552           33,801,092           26,571,421
                                                                  -----------         ------------          -----------

OPERATING (LOSS) INCOME                                            (1,622,934)          (9,830,763)             933,907

OTHER INCOME (EXPENSE), net:
Interest expense                                                     (538,802)            (454,142)            (132,102)
Interest income                                                        12,213               10,918              115,598
                                                                  -----------         ------------          -----------

  Total other income (expense)                                       (526,589)            (443,224)             (16,504)
                                                                  -----------         ------------          -----------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                                                 (2,149,523)         (10,273,987)             917,403

(BENEFIT) PROVISION FOR INCOME TAXES                                 (497,245)          (3,693,926)             497,890
                                                                  -----------         ------------          -----------

NET (LOSS) INCOME                                                 $(1,652,278)        $ (6,580,061)         $   419,513
                                                                  ===========         ============          ===========

NET (LOSS) INCOME PER SHARE:
Basic                                                             $     (0.06)        $      (0.23)         $      0.02
                                                                  ===========         ============          ===========
Diluted                                                           $     (0.06)        $      (0.23)         $      0.02
                                                                  ===========         ============          ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                                              28,442,341           28,445,835           25,807,618
                                                                  ===========         ============          ===========
Diluted                                                            28,442,341           28,445,835           26,011,767
                                                                  ===========         ============          ===========

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                  Retained
                                                                                   Additional     earnings           Total
                                                                Common stock          paid-in   (Accumulated     stockholders'
                                                         ------------------------
                                                              Shares       Amount     capital      (deficit)         equity


BALANCES, December 31, 1997                                  25,464,500   $25,465   $ 7,393,451   $ 2,289,938     $ 9,708,854

Shares issued for cash                                              300                     600                           600
Compensation costs related to options                                                   133,312                       133,312
Issuance of common stock in exchange for the
     net assets of  EPL                                       2,981,035     2,981     7,189,075                     7,192,056
Net income                                                                                            419,513         419,513
                                                           ------------   -------    ----------   -----------     -----------


BALANCES, December 31, 1998                                  28,445,835    28,446    14,716,438     2,709,451      17,454,335

Compensation costs related to options                                                    92,911                        92,911
Net loss                                                                                           (6,580,061)     (6,580,061)
                                                           ------------   -------    ----------   -----------     -----------

BALANCES, December 31, 1999                                  28,445,835    28,446    14,809,349    (3,870,610)     10,967,185

Shares exchanged as collection for accounts receivable           (6,932)       (7)       (3,459)                       (3,466)
Compensation costs related to options                                                    61,000                        61,000
Issuance of warrants to lender                                                          168,371                       168,371
Net loss                                                                                           (1,652,278)     (1,652,278)
                                                           ------------   -------    ----------   -----------     -----------

BALANCES, December 31, 2000                                  28,438,903   $28,439   $15,035,261   $(5,522,888)    $ 9,540,812
                                                           ============   =======   ===========   ===========     ===========

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                    2000                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $(1,652,278)        $(6,580,061)        $   419,513
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                      886,334             872,088             247,937
  Provision for doubtful accounts                                   (220,957)           (190,268)            337,276
  Deferred taxes                                                   1,247,116          (3,659,244)           (527,129)
  Reserve for inventory obsolescence                                 (65,185)            884,024              25,000
  Reserve for other assets                                                               581,713                 ---
  Loss on exchange of common stock received for                       (3,466)                ---                 ---
   accounts receivable
  Compensation costs related to options                               61,000              92,911             133,312
  Issuance of warrants to lender                                      28,062
  Changes in assets and liabilities, net of effects of
   acquisition:
    Accounts receivable                                             (277,476)          2,392,864          (1,472,608)
    Inventories                                                    1,266,677            (140,503)         (1,639,558)
    Prepaid expenses                                                 (37,272)            552,084            (600,584)
    Income taxes receivable                                            7,273             350,096          (1,723,055)
    Prepaid television time                                           (5,583)            627,050             395,094
    Other assets                                                      (6,674)            (26,298)             49,552
    Accounts payable                                                (660,361)            965,425             804,320
    Accrued expenses                                                (272,508)           (250,037)           (203,158)
                                                                 -----------         -----------         -----------

      Net cash provided by (used in) operating activities            294,702          (3,528,156)         (3,754,088)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (7,083)           (535,571)           (847,874)
Employee advances                                                     49,725              90,107             (80,734)
                                                                 -----------         -----------         -----------

      Net cash provided by (used in) investing                        42,642            (445,464)           (928,608)
       activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable                                           675,000                 ---                 ---
Payments on notes payable                                            (45,922)            (44,462)            (24,044)
Net (payments) proceeds from line of credit                       (1,934,284)          3,985,000                 ---
Proceeds from issuance of common stock                                   ---                 ---                 600
Registration costs                                                       ---                 ---            (346,982)
                                                                 -----------         -----------         -----------

      Net cash (used in) provided by financing activities         (1,305,206)          3,940,538            (370,426)
                                                                 -----------         -----------         -----------

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
--------------------------------------------------------------------------------

                                                                                 2000                1999                1998
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                       $ (967,862)         $  (33,082)        $(5,053,122)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                                           1,094,779           1,127,861           6,180,983
                                                                             ----------          ----------         -----------

CASH AND CASH EQUIVALENTS, end of year                                       $  126,917          $1,094,779         $ 1,127,861
                                                                             ==========          ==========         ===========
SUPPLEMENTAL DISCLOSURES -
  Cash paid during the year for:
    Income taxes                                                             $   92,000          $      ---         $ 2,748,076
                                                                             ==========          ==========         ===========
    Interest                                                                 $  538,802          $  454,142         $   132,102
                                                                             ==========          ==========         ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 2000, the Company completed the following transactions:
 Recorded $61,000 to additional paid-in capital for compensation cost related to options.
 Recorded the exchange of 6,932 shares of common stock held by a customer for relief of accounts receivable.
 Recorded $168,371 to additional paid-in capital for issuance of warrants to a lender.

During 1999, the Company completed the following transaction:
 Recorded $92,911 to additional paid-in capital for compensation costs related to options.

During 1998, the Company completed the following transactions:
 Financed the purchase of the office and warehouse facility with $2,442,000 in long-term notes payable.
 Recorded $133,312 to additional paid-in capital for compensation costs related to options.
 Issued 2,981,035 shares of common stock valued at $7,539,038, in exchange for the fair value of assets acquired of EPL in the amount of $7,604,886 and liabilities assumed of $65,848.

                See notes to consolidated financial statements.

PROLONG INTERNATIONAL CORPORATION SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

    Management's Plans Regarding Financial Results and Liquidity - During 1999 and 2000, the Company incurred net losses of approximately $6.6 million and $1.7 million respectively, and at December 31, 2000, had an accumulated deficit of approximately $5.5 million. The Company incurred significant expenses in 1999 to launch its new appearance products and to expand its distribution to premier automotive aftermarket retailers. Additionally, the Company incurred significant legal expenses and recorded reserves for inventories, other assets and accounts receivable. During 2000, the Company suffered a major decline in revenues attributable to a soft market for specialty lubricants and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost-effective means of promoting the line. Also, the demand for the appearance products declined as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as it would like on cost-effective promotional activities to promote this product line. The Company is continuing an ongoing evaluation in Year 2001 of the market acceptance of the appearance product line.

    As a result, the Company initiated vigorous expense-reduction strategies during the Year 2000 to bring expenses in line with anticipated revenues, reduced manpower accordingly, improved its credit and collection functions and revised vendor payment terms to the extent possible. The Company anticipates realizing the full impact of these expense reductions in 2001. If these measures are not adequate, the Company will pursue further headcount reduction as well as other expense reductions. The Company also is redirecting its focus on sales strategies which promote the core lubricant product line. The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. There are also continued efforts to convert certain assets to cash on an accelerated basis, which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation - The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United Sates of America, include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts and transactions have been eliminated in consolidation.

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

    Inventories - Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market. The Company has a contract with an outside company to supply the Company's primary lubricant product, anti-friction metal treatment (AFMT), which is used in many of the Company's lubricant products. Currently, the Company utilizes only one manufacturer to produce the AFMT product, which is then bottled and packaged by other contract vendors. Although there are facilities located throughout the world that are capable of producing this particular patented product, a change in suppliers could cause a delay in production of this product and a possible loss of sales, which would adversely affect the Company's operating results.

    Prepaid Expenses - Prepaid expenses include $38,641 and $78,641 at December 31, 2000 and 1999, respectively, in advance promotions paid to an entity previously affiliated with officers of the Company. Amounts are expensed when promotional activities occur.

    Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. The Company expensed $123,848, $529,942 and $0 for production costs in 2000, 1999 and 1998, respectively.


    Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 2000, 1999 and 1998, the total amounts expensed for television time were $431,293, $5,668,818 and $4,220,093, respectively. As of December 31, 2000 and 1999, prepaid television time was $5,583 and $0 respectively.

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


    When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. Renewals and betterments which extend the life of an existing asset are capitalized, while normal repairs and maintenance costs are expensed as incurred.

    Intangible Assets - Intangible assets are comprised of the patents, licenses, trade secrets, trademarks, service marks and other such assets acquired from EPL Pro-Long, Inc. (Note 5). These assets are being amortized over a period of fifteen years.

    Other Assets - Other assets are comprised of trademarks, which are being amortized over five years, deposits, and long-term employee advances.

    Research and Development Expenses - Research and development expenses consist primarily of salaries, contract labor and lab testing fees to develop new products. All such costs are expensed in the year incurred.

    Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
    The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on the Company's analysis at December 31, 2000, there was no impairment of long-lived assets.

    Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2000 and 1999, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

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

    Revenue Recognition - Revenue is recognized when products are shipped and title transfers.

    Revenue is also recognized under an arrangement whereby customers responding to television infomercials agree to an upsell. An upsell is a transaction where the customer purchases the advertised product and also purchases one or more additional items, all in one transaction. Revenue from products sold under the upsell arrangement is recognized upon shipment of the related products. For the years ended December 31, 2000, 1999 and 1998, revenues under this arrangement were $10,915, $189,380 and $347,771 respectively.


    Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2000, 1999 and 1998, there was no difference between net (loss) income and comprehensive
    (loss) income.

    Net (Loss) Income Per Share - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common-equivalent shares for each period presented. Common-equivalent shares include stock options assuming conversion under the treasury stock method. For the years ended December 31, 2000 and 1999, no options or warrants were included as common stock equivalents, as their effect would be antidilutive.

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

    Reclassifications - Certain reclassifications have been made to the prior year amounts to conform with the 2000 presentation.

    Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, requires the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. The Company has adopted certain required provisions of this standard for nonemployee transactions. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and income per share as if the Company had adopted SFAS No. 123. The Company will continue to account for employee stock-based compensation under APB Opinion No. 25.

    Accounting for Derivative Instruments and Hedging Activities - SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

    Freight Costs and Reimbursements of Freight Costs - In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations. For the years ended December 31, 2000, 1999 and 1998, freight-out costs amounting to $812,353, $1,516,754, and $1,322,261, respectively, have been recorded in selling and marketing expenses in the accompanying consolidated statements of operations.

3.    INVENTORIES

    Inventories at December 31, 2000 and 1999 consist of the following:

                                          2000                       1999

    Raw materials                        $330,641                 $  985,785
    Finished goods                        639,595                  1,185,943
                                         --------                 ----------

                                         $970,236                 $2,171,728
                                         ========                 ==========


4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2000 and 1999 consist of the following:

                                          2000                        1999

    Building and improvements        $2,280,783                  $2,280,783
    Computer equipment                  272,978                     276,729
    Office equipment                     55,753                      55,753
    Furniture and fixtures              585,168                     581,324
    Automotive equipment                 35,925                      35,925
    Exhibit equipment                   115,143                     115,143
    Machinery and equipment              17,953                      17,953
    Molds and dies                      213,951                     206,961
                                     ----------                  ----------

                                      3,577,654                   3,570,571
    Less accumulated depreciation      (922,545)                   (554,395)
                                     ----------                  ----------

                                      2,655,109                   3,016,176
    Land                                538,000                     538,000
                                     ----------                  ----------

                                     $3,193,109                  $3,554,176
                                     ==========                  ==========

5.  ACQUISITION OF EPL PRO-LONG, INC.

    Prior to February 5, 1998, the Company was subject to a license agreement, which required the Company to pay royalties of 3.5% of sales (as defined) of the Company's products that utilized certain proprietary technology, trademarks and copyrights. The royalty expense under this arrangement for the years ended December 31, 2000, 1999 and 1998 approximated $0, $0 and $122,450, respectively. The agreement also called for an initial one-time license fee of $106,190, which the Company capitalized and was amortizing over a five-year period. The Company amortized $19,468 for the year ended December 31, 1998. As of the closing date of the acquisition of EPL Pro-Long, Inc., the Company wrote off the remaining unamortized balance of $23,006.

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

    The $7,604,886 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of closing. The excess of cost and liabilities assumed over tangible assets acquired, which includes the patents, trademarks, secret marks and other such assets, was recorded as intangible assets. The intangible assets are being amortized over fifteen years from the date of the close of the transaction using a straight-line method. Amortization expense for 2000 and 1999 was $506,684 and $506,684, respectively, resulting in accumulated amortization of $1,070,283 and $563,599 as of December 31, 2000 and 1999, respectively.

    The following unaudited combined pro forma information shows the results of the Company's operations as if the transaction had occurred on January 1:

                                        1998
    Net revenues                    $35,032,689
    Net income                      $   155,197
    Net income per common share:
               Basic                $      0.01
               Diluted              $      0.01


6.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                       2000            1999

    Accrued royalties                                $ 13,113      $   18,090
    Accrued legal expenses                            410,792         363,984
    Payroll and payroll taxes                         177,902         296,880
    Accrued commissions                                57,588         124,353
    Purchase commitments                              263,907         301,509
    Other                                              14,316         105,310
                                                     --------      ----------

                                                     $937,618      $1,210,126
                                                     ========      ==========

7.  NOTES PAYABLE

    During 1998, the Company obtained loans for the financing of the purchase of its office and warehouse facility. On October 30, 2000 the Company entered into a loan agreement which is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. The terms of the loans and outstanding balances as of December 31 are as follows:

                                                                                            2000                  1999
    a)  Note payable to a bank bearing interest at 7.875% per annum to be repaid in monthly principal and interest payments of $13,050 with a final
        payment of all remaining unpaid principal and interest due on May 1, 2008.        $1,629,383            $1,653,757



    b)  Loan from CDC Small Business Finance Corporation bearing interest at
        7.65% per annum to be repaid in monthly principal and interest payments
        of $6,376 through July 1, 2018.                                                      698,189               719,737



    c)  Loan from ABQ Dolphin LP; interest is payable monthly at the rate of the prime rate (9.50% at December 31, 2000) plus 2.5%.  The loan has a maturity date of October 30, 2001 and includes an option to extend for one additional year.  In connection with this loan, the
        Company issued a warrant to purchase 900,000 shares of common stock at an exercise price of $0.1875.  If the loan is paid in full on
        October 30, 2001, the Company may repurchase up to an aggregate of
        300,000 of the shares subject to the warrant at a price of $0.05 per
        share.                                                                               675,000                   ---
                                                                                          ----------            ----------

                                                                                           3,002,572             2,373,494
         Less current maturities                                                            (725,442)              (46,446)
                                                                                          ----------            ----------
                                                                                          $2,277,130            $2,327,048
                                                                                          ==========            ==========
         Borrowings have the following scheduled maturities:
         Year ending December 31:
         2001                                                                             $  725,442
         2002                                                                                 53,974
         2003                                                                                 57,969
         2004                                                                                 61,909
         2005                                                                                 66,856
         Thereafter                                                                        2,036,422
                                                                                          ----------
                                                                                          $3,002,572
                                                                                          ==========

8.  LINE OF CREDIT

    On May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is payable monthly at the rate of the financial institution's prime rate (9.50% at December 31, 2000), plus 1% subject to a minimum interest charge of $50,000 per quarter. Effective November 21, 2000, the credit facility was reduced to $5,000,000 and interest is payable monthly at the rate of the financial institution's prime rate plus 3%. The credit facility contained certain defined net income and tangible net worth financial covenants. At December 31, 2000, the Company was in compliance or had received waivers for all financial covenants. Effective January 1, 2001, interest is payable monthly at the rate of the financial institution's prime rate plus 4% and the credit facility contains certain revised defined net income and net worth financial covenants for the Year 2001. As of December 31, 2000, $2,050,716 was outstanding and approximately $205,000 was available under the terms of the line of credit.

9.  STOCKHOLDERS' EQUITY

    During 1998, the Company issued 2,981,035 shares of common stock in exchange for the business assets of EPL at a per share price of $2.529. Registration costs totaling $346,982 were charged against additional paid-in capital (see
    Note 5).

    During 2000, the Company recorded the exchange of 6,932 shares of common stock held by a customer for relief of accounts receivable.


10. STOCK OPTIONS

    Effective June 4, 1997, the Company adopted the Prolong International Corporation 1997 Stock Incentive Plan (the Plan). Under the Plan, the Company may grant nonqualified or incentive stock options for the benefit of qualified employees, officers, directors, consultants and other service providers. A total of 2,500,000 shares of the Company's common stock may be issued under the Plan. The term of the option is fixed by the administrator of the Plan, but no option may be exercisable more than 10 years after the date of grant.

    Stock option activity is as follows:

                                                               Weighted
                                                                 average
                                           Shares under      exercise price
                                              option           per share


    OUTSTANDING, December 31, 1997           1,355,378          $ 2.10
     Granted                                   160,000          $ 2.19
     Canceled                                 (109,834)         $(2.57)
     Exercised                                    (300)         $(2.00)
                                             ---------

    OUTSTANDING, December 31, 1998           1,405,244          $ 2.07
     Granted                                   827,000          $ 0.65
     Canceled                                   (2,876)         $(2.00)
     Exercised                                     ---             ---
                                             ---------

    OUTSTANDING, December 31, 1999           2,229,368          $ 1.55
     Granted                                   255,000          $ 0.57
     Canceled                                 (304,007)         $(1.29)
     Exercised                                     ---             ---
                                             ---------

    OUTSTANDING, December 31, 2000           2,180,361          $ 1.47
                                             =========

    Outstanding options vest over periods ranging from one to five years. During 2000, the Company issued no options to outside consultants. During 2000, the Company recorded $61,000 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 2000.

    As of December 31, 2000 and 1999, options to purchase 1,095,616 and 581,038 respectively, shares of common stock were exercisable.

    The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options. Had compensation cost for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-
    Based Compensation, the Company's net (loss) income would have been the pro forma amounts indicated below:


                                                                         2000               1999                1998
    Net (loss) income, as reported                                  $(1,652,278)       $(6,580,061)           $419,513
    Net (loss) income, pro forma                                    $(2,258,278)       $(7,031,336)           $(19,148)
    Net (loss) per share, as reported:
      Basic                                                         $     (0.06)       $     (0.23)           $   0.02
      Diluted                                                       $     (0.06)       $     (0.23)           $   0.02
    Pro forma net (loss) income per share:
      Basic                                                         $     (0.08)       $     (0.25)           $   0.00
      Diluted                                                       $     (0.08)       $     (0.25)           $   0.00

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 71.46% to 355.70%, risk-free interest rate of 6.0%, and an expected life of 7.5 years.

11. INCOME TAXES

    The (benefit) provision for income taxes consists of the following for the years ended December 31, 2000, 1999 and 1998:


                                                                        2000               1999                1998
    Current:
     Federal                                                          $(216,766)       $   (21,990)         $  814,550
     State                                                              310,938            (12,692)            210,469
                                                                      ---------        -----------          ----------

                                                                         94,172            (34,682)          1,025,019

    Deferred:
     Federal                                                           (292,208)        (3,406,716)           (432,316)
     State                                                             (299,209)          (252,528)            (94,813)
                                                                      ---------        -----------          ----------

                                                                       (591,417)        (3,659,244)           (527,129)
                                                                      ---------        -----------          ----------

                                                                      $(497,245)       $(3,693,926)         $  497,890
                                                                      =========        ===========          ==========

    The (benefit) provision for income taxes differs from the amount that would result from applying the federal statutory rate, as follows for the years ended December 31, 2000, 1999 and 1998:


                                                                           2000               1999               1998
    Federal statutory income tax rate                                 $(742,511)       $(3,595,895)          $321,091
    State income taxes, net of federal benefit                            7,624           (172,394)            75,176
    Other                                                               237,642             74,363            101,623
                                                                      ---------        -----------           --------

                                                                      $(497,245)       $(3,693,926)          $497,890
                                                                      =========        ===========           ========

    Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 2000 and 1999:



                                                                                           2000               1999
    Deferred tax liabilities:
     State taxes                                                                     $ (224,452)          (119,729)
     Fixed assets                                                                       (40,982)           (38,745)
    Deferred tax assets:
     Accrued vacation                                                                    45,876             42,340
     Allowance for doubtful accounts                                                     41,111             71,459
     Inventory reserve                                                                  365,577            442,356
     Accrued expenses                                                                   483,284          1,061,287
     Net operating loss                                                               1,955,137          2,560,864
     Other                                                                              290,013            142,848
                                                                                     ----------         ----------

                                                                                     $2,915,564         $4,162,680
                                                                                     ==========         ==========

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

    As of December 31, 2000, the Company has federal net operating loss carryforwards of approximately $4,356,000 which expire in 2018 and 2019 to offset future taxable income; and the Company has state net operating loss carryforwards of approximately $4,871,000 which expire in 2004 and 2018 to offset future taxable income.

12. COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases certain office equipment under operating leases over lease terms ranging from one to four years. Lease expense was $78,306, $75,758 and $115,171 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Royalties - The Company is obligated to pay royalties to the producer of a one-half hour, direct-response television commercial entitled "Prolong World Challenge" (infomercial) at the rate of 1.5% of gross sales (as defined) generated from direct-response television sales of lubricant products made via an 800 telephone number which utilizes the infomercial video footage. The term of this agreement is dependent upon the life cycle of the "Prolong World Challenge." For the years ended December 31, 1999 and 1998, the Company expensed $12,319, and $63,661 respectively, under this arrangement. The agreement terminated in May 1999.


    In connection with this direct response television commercial, the Company is obligated to pay royalties to another individual at the rate of 1% of gross sales (as defined) resulting from direct-response sales from the infomercial. The agreement has a term of three years and four months beginning in January 1996. The Company expensed $20,330, and $42,105 under this arrangement for the years ended December 31, 1999, and 1998, respectively. The agreement terminated in May 1999.

    The Company is obligated to pay royalties to the same producer at the rate of 0.5% of the gross sales, net of returned product, from any and all direct response television campaigns which utilize footage from the direct response television commercial entitled "Prolong Across America." For the years ended December 31, 2000, 1999 and 1998, the Company expensed $915, $2,444 and $0, respectively, under this arrangement.

    The Company is obligated to pay royalties to the same producer at the rate of 1.5% of gross sales, net of product returns, of the appearance product kit generated from any and all direct response television campaigns. Additionally, the Company will pay 5% in the first year, 4% in the second year, and 3% in the third year of any and all net retail sales of the paint sealant product. For the years ended December 31, 2000, 1999 and 1998, the Company expensed $13,600, $42,156 and $0, respectively, under this arrangement.

    The Company has an arrangement with an individual whereby it has agreed to pay royalties on all net lubricant retail sales according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. Maximum payments under this arrangement are:
    $100,000 in year one, $125,000 in year two, and $150,000 in year three. The option to extend this agreement for an additional five years was exercised. For the five years under the extension, the Company has agreed to pay royalties at the rate of 0.5% from November 1, 1999 through October 31, 2000 and 0.6% from November 1, 2000 through October 31, 2004 on all net lubricant retail sales. For each of these years, the Company pays a guaranteed minimum payment of $75,000. Maximum payments are $100,000 in the first year of the renewal period and $125,000 each year thereafter. For the years ended December 31, 2000, 1999 and 1998, the Company expensed approximately $74,379, $150,000 and $114,931, respectively, under this arrangement.


    Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The Company is committed to aggregate future payments under these agreements of $250,000, all of which is payable in 2001.

    Endorsement and sponsorship expenses charged to operations related to these agreements was approximately $1,291,000, $2,082,000, and $1,904,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Purchase Commitments - The Company has outstanding noncancelable inventory purchase commitments with a contract packager of $654,330 as of December 31, 2000. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage handling fee of 1.5% per month, and /or purchase these inventories at the option of the packager.

    Employment Contracts - In October 1999, the Company entered into an employment agreement with an officer and director of the Company for a period of 4 years. In March 2000, the agreement was terminated. Under the terms of the related separation agreement, the officer and director resigned from both positions. Additionally, all warrants and stock options became immediately exercisable at the exercise prices in the original agreement, which are: i) 200,000 warrants at an exercise price of $2.00 per share; ii) 200,000 warrants at an exercise price of $3.00 per share; iii) 200,000 warrants at an exercise price of $4.00 per share; iv) 200,000 warrants at an exercise price of $5.00 per share; v) 100,000 incentive stock options at an exercise price of $.056 per share; and, vi) 100,000 incentive stock options at an exercise price of $1.06 per share. The $4.00 and $5.00 warrants expired on December 31, 2000. The $2.00 and $3.00 warrants and the stock options expired on February 28, 2001. The individual continued as a business consultant to the Company through October 4, 2000. In January 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 4 to 5 years. The terms of the contracts include base salary, stock options, various performance incentives, and severance payments ranging from 2 to 3 years of base salary in the event of early termination. In April and June 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 3 to 4 years. The terms of the contracts include base salary, stock options, various performance incentives, and severance payments of 6 months of base salary in the event of early termination.

    Litigation - Michael Walczak et al - On or about November 17, 1998, Michael
                 ---------------------
    Walczak et al (Walczak), on behalf of himself and other similarly situated shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court (the Court) in San Diego, California against PIC, PSL, EPL and certain of their respective former and current officers and directors. The named plaintiffs allege breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and seek monetary damages. The named plaintiffs in the action are allegedly current EPL shareholders who hold less than two per cent (2%) of the outstanding shares of EPL's common stock, in the aggregate. The plaintiffs applied for a preliminary injunction to halt the sale of the assets of EPL to PIC and to prevent the dissolution of EPL.

   On November 25, 1998, the Court granted a temporary restraining order without a hearing and before opposition could be submitted. On December 30, 1998, the Court held a hearing on whether a preliminary injunction should be issued in connection with such action. The Court entered a preliminary injunction based on the plaintiffs' (a) alleged claim for fraudulent conveyance in connection with PSL's license agreement with EPL and (b) alleged claim for breach of fiduciary duty. The preliminary injunction enjoins the further consummation of the asset purchase transaction and prevents EPL from completing its liquidation and dissolution until further notice from the Court. The preliminary injunction will last until the case is tried on its merits or until the preliminary injunction is otherwise dismissed. The Court ordered the Walczak plaintiffs to post a bond for $100,000, which bond was posted. PIC appealed the Court's preliminary injunction ruling, which appeal was subsequently denied.

   The Prolong defendants successfully moved to change venue and the case was ordered transferred to the federal court in Orange County, California, where PIC's principal office is located. In December 1999, plaintiffs' counsel was disqualified from the matter on the grounds of unwaivable conflict of interest. Plaintiffs have selected new counsel, except for three of the plaintiffs who withdrew from the case. The Prolong defendants each filed and served motions to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. The motion has been granted in part and denied in part. There has been no ruling to date on the Walczak plaintiffs' request to certify the class as a class action. A mediation conference has been held and concluded and substantial settlement discussions have been undertaken. However, final resolution cannot presently be determined. PIC and PSL and their respective current officers and directors believe that the settlement, if approved, will not result in a material adverse affect on the Company's financial statements. If the settlement as proposed is not consummated, the Company will continue to vigorously defend against the claims.

   Federal Trade Commission - On February 15, 1999, PSL entered into a
   ------------------------
   negotiated Consent Order with the Federal Trade Commission (FTC) based upon concerns of the commission related to inadequate substantiation of certain advertising claims for Prolong Engine Treatment. Without admitting any of the allegations, the Company agreed that it would not make advertising claims without having adequate scientific substantiation for such claims. No fine or monetary redress was levied in connection with the FTC action.

   Four purported class action lawsuits based on the FTC action have been brought against PIC and/or PSL. Although meaningful settlement discussions are proceeding, final resolution of the below referenced FTC based lawsuits cannot presently be determined. The suits are identified as follows:

   . Kachold et al v PSL was filed November 19, 1999 and is pending in the U.S. District Court, Northern District of Illinois, file No. 99-CV-08349. The case is a purported class action and individual action alleging violation of the Illinois Consumer Fraud Act, Magnuson Moss Consumer Products Warranty Act, and for damages. Prolong successfully filed a motion to dismiss the complaint, and plaintiff thereafter filed an amended complaint. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

   . Fernandes et al v PSL was filed January 5, 2000 in Los Angeles County Superior Court, file No. BC222712. The case is a purported class action alleging false advertising, unfair competition, violation of the California Consumer Legal Remedies Act, fraud, deceit, negligent misrepresentation and for equitable relief. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

   . Bowland et al v PSL was filed January 21, 2000 in County Court at Law No. 4, Nueces County, Texas, file No. 00-60119-4. The case is a purported class action alleging breach of contract, breach of express warranty and violations of the Texas Deceptive Trade Practices Act. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

     . Mata et al v PSL and PIC was filed February 18, 2000 in the District Court of Hidalgo County, Texas, 275/th/ Judicial District, file No. C-292-00-E. The case is a purported class action alleging breach of contract and breach of express and implied warranty. A special appearance and motion to dismiss was filed by PIC and an answer and plea in abatement was filed by PSL in order to stay this matter based upon the prior filed Bowland case. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims. The parties are presently involved in meaningful settlement discussions.

     Helman et al v PSL and PIC et al - On April 8, 1997, prior to the filing of
     --------------------------------
     the Walczak complaint, the attorney who was disqualified from representing the plaintiffs in Walczak filed Helman et al v PSL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The case was filed as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in 13 original causes of action. The court subsequently denied plaintiff's motion to certify the case as a class action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of PSL, the effect of which was to reduce the number of complaining parties from approximately one hundred, to seven. Trial of the remaining plaintiffs' matters is set for January 15, 2002. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims.

     Minidis v PSL and PIC et al - Minidis v PSL and PIC et al was filed on
     ---------------------------
     February 1, 2000, in the Los Angeles County Superior Court. Plaintiff has alleged breach of contract and fraud in connection with an agreement to design a product applicator for defendant. Plaintiff's deposition and completion of discovery is scheduled during the second quarter of 2001. Settlement negotiations have been held. A mandatory settlement conference is pending. Trial is scheduled for April 16, 2001. PIC and PSL and their respective officers and directors believe that there is no merit to the plaintiff's complaint and are vigorously defending against the claims.

     PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC's consolidated financial position, results of operations or cash flows.

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

     During 2000, two customers accounted for approximately 13.8% and 13.7% respectively, of net revenues. As of December 31, 2000, five customers each accounted for over 10%, and in aggregate accounted for 84.1% of the balance of accounts receivable.

14. QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                 Net
                                            Net              Gross             Income             Net Income (Loss) per Share
                                         Revenues            Profit            (Loss)             Basic                Diluted
                                        ---------            -------           -------            ----------------------------
    Quarter ended:
      March 31, 1999                    $ 9,749,872       $ 7,091,933       $  (127,891)          $(0.00)              $(0.00)
      June 30, 1999                      12,001,207         8,971,702        (1,556,502)           (0.06)               (0.06)
      September 30, 1999                  9,758,596         7,276,008          (416,272)           (0.01)               (0.01)
      December 31, 1999                   2,961,240           630,686        (4,479,396)           (0.16)               (0.16)
                                        -----------       -----------       -----------           ------               ------
                                        $34,470,915       $23,970,329       $(6,580,061)          $(0.23)              $(0.23)
                                        ===========       ===========       ===========           ======               ======

    Quarter ended:
      March 31, 2000                    $ 7,757,199       $ 6,030,288       $   640,820           $ 0.02               $ 0.02
      June 30, 2000                       5,219,521         3,852,337          (511,080)           (0.02)               (0.02)
      September 30, 2000                  3,651,886         2,605,238          (504,536)           (0.02)               (0.02)
      December 31, 2000                   2,451,612         1,334,755        (1,277,482)           (0.04)               (0.04)
                                        -----------       -----------       -----------           ------               ------
                                        $19,080,218       $13,822,618       $(1,652,278)          $(0.06)              $(0.06)
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

2000 - The net loss for the fourth quarter of 2000 includes the following: 1) a reserve of approximately $75,000 against certain accounts receivable; and, 2) a reserve of approximately $50,000 for estimated sales returns. Each of these reserves was recorded based on information which became available or changes in strategic direction which were made during the fourth quarter of 2000.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                                     -------------------------------------
                                         Balance at        Charged to            Charged to
                                        Beginning of       Costs and               Other                         Balance at End
           Description                     Period           Expenses             Accounts     Deductions           of Period
          ------------                     ------           --------             ---------    -----------          ---------
Year ended December 31, 2000:
Allowance for doubtful accounts
receivable                               $  389,732        $   99,049                ---         $320,006          $  168,775
Inventory reserves                        1,009,024               ---                ---           65,185             943,839
Other assets reserve                        581,713               ---                ---              ---             581,713
                                         ----------        ----------        -----------         --------          ----------
Total                                    $1,980,469        $   99,049        $       ---         $385,191          $1,694,327
                                         ==========        ==========        ===========         ========          ==========

Year ended December 31, 1999:
Allowance for doubtful accounts
receivable                               $  580,000        $  325,637        $       ---          515,905          $  389,732
Inventory reserves                          125,000           892,895                ---            8,871           1,009,024
Other assets reserve                            ---           581,713                ---              ---             581,713
                                         ----------        ----------        -----------         --------          ----------
Total                                    $  705,000        $1,800,245        $       ---         $524,776          $1,980,469
                                         ==========        ==========        ===========         ========          ==========

Year ended December 31, 1998:
Allowance for doubtful accounts
receivable                               $  242,724        $  372,020        $       ---         $ 34,744          $  580,000
Inventory reserves                          100,000            25,000                ---              ---             125,000
                                         ----------        ----------        -----------         --------          ----------
Total                                    $  342,724        $  397,020        $       ---         $ 34,744          $  705,000
                                         ==========        ==========        ===========         ========          ==========

                       PROLONG INTERNATIONAL CORPORATION

                                   FORM 10-K

                                 Exhibit Index
                                 -------------

                                                                                                  Sequential
                                                                                                 Page Number
                                                                                                 -----------
2.1  Exchange Agreement between Stockholders of PSL and the Registrant
     (incorporated by reference to the same numbered Exhibit to the Registrant's
     Registration Statement on Form 10 filed July 3, 1997).                                         ---
2.2  Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement,
     (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement,
     (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive
     License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
     Statement on Form S-4 filed May 4, 1998).                                                      ---
2.3  Amendment to Agreement and Plan of Reorganization, dated as of June 29,
     1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
     Statement on Form S-4 filed May 4, 1998).                                                      ---
3.1  Amended and Restated Articles of Incorporation of the Registrant
     (incorporated by reference to the same numbered Exhibit to the Registrant's
     Registration Statement on Form 10 filed July 3, 1997).                                         ---
3.3  Bylaws of the Registrant, as amended and restated on April 27, 1998
     (incorporated by reference to the same numbered Exhibit to the Registrant's
     Registration Statement on Form S-4 filed May 4, 1998).                                         ---
4.2  Specimen Certificate of Registrant's Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
     Statement on Form S-4 filed May 4, 1998).                                                      ---
10.1 Form of Indemnification Agreement for Executive Officers and Directors
     (incorporated by reference to the same numbered Exhibit to the
     Registrant's Registration Statement on Form 10 filed July 3, 1997).                            ---
10.2 Exclusive License Agreement between PSL and EPL Pro-Long, Inc., d.b.a.
     Prolong International, dated November 10, 1993 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on
     Form 10 filed July 3, 1997).                                                                   ---
10.4 Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
     Statement on Form 10 filed July 3, 1997).                                                      ---
10.5 Service Agreement between PSL and Tylie Jones & Associates, Inc., dated
     October 24, 1995 (incorporated by reference to the same numbered Exhibit
     to the Registrant's Registration Statement on Form 10 filed July 3, 1997).                     ---
10.6 Telemarketing Agreement between PSL and West Telemarketing Corporation, dated October 24, 1995 (incorporated by reference to the same numbered
     Exhibit to the Registrant's Registration Statement on Form 10 filed July
     3, 1997).                                                                                      ---

10.7  Service and Endorsement Contract between PSL and Al Unser, dated April 29,
      1996 (incorporated by reference to the same numbered Exhibit to the
      Registrant's Registration Statement on Form 10 filed July 3, 1997).                           ---
10.8  Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and
      Kenneth D. Bernstein, dated May 9, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form
      10 filed July 3, 1997).                                                                       ---
10.10 Major Associate Sponsorship Agreement between PSL, Norris Racing, Inc. and
      Barnes Dyer Marketing, Inc., dated December 15, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
      Statement on Form 10 filed July 3, 1997).                                                     ---
10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock Option
      Agreement (incorporated by reference to the same numbered Exhibit to the
      Registrant's Registration Statement on Form 10 filed July 3, 1997).                           ---
10.13 The Registrant's Revolving Credit Agreement with Bank of America National
      Trust and Savings Association, dated July 14, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
      Statement on Form 10 filed July 3, 1997).                                                     ---
10.15 Sponsorship Letter of Intent between PSL and Joe Nemechek dba Nemco
      Motorsports, dated February 13, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed
      March 23, 1998). *                                                                            ---
10.16 Sponsorship Agreement between PSL and Sabco Racing, Inc., dated December
      19, 1997 (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed March 23, 1998).*                               ---
10.17 Purchase and Sale Agreement between Huck International, Inc. (a subsidiary of Thiokol Corporation) and PSL for the property located at 6 Thomas,
      Irvine, California, dated February 23, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K
      filed March 23, 1998).                                                                        ---
10.18 Sponsorship Agreement between PSL and Commonwealth Service & Supply Corp.
      T/A Jim Yates Racing, dated November 22, 1997; Addendum dated December 17,
      1997 (both documents incorporated by reference to the same numbered
      Exhibit to the Registrant's Annual Report on Form 10-K filed March 23,
      1998). *                                                                                      ---
10.19 Service and Endorsement Contract between PSL and Smokey Yunick, dated
      November 1, 1996 (incorporated by reference to the same numbered Exhibit
      to the Registrant's Annual Report on Form 10-K filed March 23, 1998).*                        ---
10.20 Standing Loan Agreement between PSL and Bank of America Community
      Development Bank, dated April 1, 1998; Promissory Note; Deed of Trust,
      Assignment of Rents and Fixture Filing; Payment Guaranty; and Secured and
      Unsecured Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4
      filed May 4, 1998).                                                                           ---
10.22 Authorization For Debenture Guarantee 504 Program between the United
      States Small Business Administration, CDC Small Business Finance Corp. and
      PSL, dated February 2, 1998, as amended March 3, 1998, as amended again on
      April 10, 1998; "504" Note; Deed of Trust and Assignment of Rents;
      Development Company 504 Debenture; and Servicing Agent Agreement
      (incorporated by reference to the same numbered Exhibit to the
      Registrant's Registration Statement on Form S-4 filed May 4, 1998).                           ---
10.23 Contract Packaging Agreement between PSL and Premiere Packaging, Inc.,
      dated September 11, 1998.                                                                     ---
10.26 Associate Sponsorship Agreement between PSL, King Entertainment, Inc. and
      Kenneth D. Bernstein, dated December 17, 1999. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-
      K filed April 14, 2000).*                                                                     ---

10.27 Employment Agreement, dated January 21, 2000, between PSL and Elton
      Alderman. (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed April 14, 2000).                                ---
10.28 Employment Agreement, dated January 21, 2000, between PSL and Thomas C.
      Billstein. (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed April 14, 2000).                                ---
10.29 Sponsorship Agreement between PSL and Sabco Racing, Inc. dated February
      15, 2000. (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed April 14, 2000).*                               ---
10.30 Sponsorship Agreement between PSL and Galles/ECR Racing, LLC, dated March
      10, 2000. (incorporated by reference to the same numbered Exhibit to the
      Registrant's Annual Report on Form 10-K filed April 14, 2000).*                               ---
10.31 Service and Endorsement Contract between PSL and Smokey Yunick, dated
      January 11, 2000. (incorporated by reference to the same numbered Exhibit
      to the Registrant's Annual Report on Form 10-K filed April 14, 2000).*                        ---
10.32 Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier
      (incorporated by reference to the same numbered Exhibit to the
      Registrant's Quarterly Report on Form 10-Q filed August 11, 2001.                             ---
10.33 Loan Agreement between PSL and ABQ Dolphin, LP, A California limited partnership, dated October 30, 2000; Promissory Note, Third Priority Trust
      Deed and Warrant Agreement, dated November 2, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly
      Report on Form 10-Q filed November 14, 2000)                                                  ---
21.1  Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to --the Registrant's Annual Report on Form 10-K filed
      March 25, 1999).
23.1  Consent of Deloitte & Touche LLP.                                                              58
24.1  Power of Attorney (included as part of the signature page of this Annual
      Report).                                                                                      ---

-----------------
* Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.