Form 10-Q
period 2001-03-31
PROLONG INTERNATIONAL CORP
filed 2001-05-07
CIK 1016965

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                             (1)  Yes [X]  No [_]

                             (2)  Yes [X]  No [_]


There were 28,438,903 shares of the registrant's common stock ($0.001 par value)
                        outstanding as of May 3, 2001.
                              Page 1 of 16 pages
                Exhibit Index on Sequentially Numbered Page 16

================================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS



PART 1     FINANCIAL INFORMATION                                            Page


Item 1:    Financial Statements

           Consolidated Condensed Balance Sheets -
           March 31, 2001 and December 31, 2000................................3

           Consolidated Condensed Statements of Operations - Three months ended March 31, 2001 and 2000.......................................4

           Consolidated Condensed Statements of Cash Flows -
           Three months ended March 31, 2001 and 2000..........................5

           Notes to Consolidated Condensed Financial Statements................6

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................12

Item 3:    Quantitative and Qualitative Disclosures About Market Risk.........14

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings..................................................16

Item 6:    Exhibits and Reports on Form 8-K...................................16

           Signatures.........................................................16

Item 1.  Financial Statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    ASSETS

                                                       March 31,   December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                             $   124,380   $   126,917
Accounts receivable, net of allowance for doubtful
accounts of $168,775 at March 31, 2001 and at
December 31, 2000, respectively                         4,119,891     3,245,892
Inventories, net                                        1,031,122       970,236
Prepaid expenses, net                                     302,898       360,227
Income taxes receivable                                       ---        87,002
Prepaid television time                                   120,149         5,583
Advances to employees, current portion                     74,235        57,525
Deferred tax asset                                        858,453       943,177
                                                      -----------  ------------

                 Total current assets                   6,631,128     5,796,559

Property and equipment, net                             3,114,244     3,193,109

Intangible assets, net                                  6,403,315     6,529,986

Deferred tax asset, noncurrent                          1,925,750     1,972,387

Other assets                                              165,944       223,159
                                                      -----------  ------------

TOTAL ASSETS                                          $18,240,381   $17,715,200
                                                      ===========  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $ 2,682,360   $ 2,183,482
Accrued expenses                                          889,856       937,618
Line of credit                                          2,088,157     2,050,716
Notes payable, current                                    724,118       725,442
Income taxes payable                                        4,780           ---
                                                      -----------  ------------

                 Total current liabilities              6,389,271     5,897,258

Notes payable, noncurrent                               2,265,738     2,277,130
                                                      -----------  ------------

                 Total liabilities                      8,655,009     8,174,388

COMMITMENTS AND CONTINGENCIES (Note 7 & 8)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares
 authorized; no shares issued or outstanding                  ---           ---
Common stock, $0.001 par value; 150,000,000 shares
 authorized; 28,438,903 shares issued and
 outstanding                                               28,439        28,439
Additional paid-in capital                             15,035,261    15,035,261
Accumulated deficit                                    (5,478,328)   (5,522,888)
                                                      -----------  ------------

                 Total stockholders' equity             9,585,372     9,540,812
                                                      -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $18,240,381   $17,715,200
                                                      ===========  ============

            See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
----------------------------------------------------------------------------
                                                     2001            2000
                                                 -----------     -----------
NET REVENUES                                     $ 4,151,945     $ 7,757,199

COST OF GOODS SOLD                                 1,307,251       1,726,911
                                                 -----------     -----------

GROSS PROFIT                                       2,844,694       6,030,288

OPERATING EXPENSES:

Selling and marketing                              1,569,927       3,312,551
General and administrative                           977,156       1,428,153
                                                 -----------     -----------

          Total operating expenses                 2,547,083       4,740,704

OPERATING INCOME                                     297,611       1,289,584

OTHER INCOME (EXPENSE), net:
Interest (expense)                                  (123,467)       (154,256)

Interest income                                        6,557           2,335
                                                 -----------     -----------

          Total other (expense) net                 (116,910)       (151,921)
                                                 -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             180,701       1,137,663

PROVISION FOR INCOME TAXES                           136,141         496,843
                                                 -----------     -----------

NET INCOME                                       $    44,560     $   640,820
                                                 ===========     ===========

NET INCOME PER SHARE:
Basic                                            $      0.00     $      0.02
                                                 ===========     ===========
Diluted                                          $      0.00     $      0.02
                                                 ===========     ===========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                             28,438,903      28,445,835

Diluted options outstanding                                0         128,219
                                                 -----------     -----------

Diluted                                           28,438,903      28,574,054
                                                 ===========     ===========



           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
--------------------------------------------------------------------------------------------------
                                                                            2001          2000
                                                                         ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  44,560     $   640,820
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                            210,830         225,004
  Provision for doubtful accounts                                              ---          30,000
  Deferred taxes                                                           131,361       2,078,947
  Reserve for inventory obsolescence                                      (118,837)       (100,002)
  Compensation costs related to options                                        ---          22,999
  Amortization of warrants issued to lender                                 42,093             ---
  Changes in assets and liabilities:
    Accounts receivable                                                   (873,999)     (2,590,753)
    Inventories                                                             57,951        (135,899)
    Prepaid expenses                                                        15,236        (130,307)
    Income taxes receivable                                                 87,002             ---
    Prepaid television time                                               (114,566)       (226,868)
    Other assets                                                            54,340         (40,632)
    Accounts payable                                                       498,878         283,259
    Accrued expenses                                                       (47,762)        237,055
    Income taxes payable                                                     4,780         256,431
                                                                         ---------     -----------
      Net cash (used in) provided by operating activities                   (8,133)        550,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                         (2,419)            ---
Employee advances                                                          (16,710)          3,073
                                                                         ---------     -----------
      Net cash (used in) provided by investing activities                  (19,129)          3,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                  (12,716)        (10,786)
Net proceeds (payments) from line of credit                                 37,441        (885,000)
                                                                         ---------     -----------
      Net cash provided by (used in) financing activities                   24,725        (895,786)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,537)       (342,659)

CASH AND CASH EQUIVALENTS, beginning of period                             126,917       1,094,779
                                                                         ---------     -----------
CASH AND CASH EQUIVALENTS, end of period                                 $ 124,380     $   752,120
                                                                         =========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                        $     ---     $       ---
                                                                         =========     ===========
Interest paid                                                            $ 123,467     $   154,256
                                                                         =========     ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter of 2000, the Company completed the following transaction:
Recorded $22,999 to additional paid-in capital for compensation costs related to stock options.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All significant intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consist of the following:

                                             March 31,             December 31,
                                               2001                   2000
                                               ----                   ----
                                            (Unaudited)

       Raw materials                        $  519,752              $330,641
       Finished goods                          511,370               639,595
                                            ----------              --------
                                            $1,031,122              $970,236
                                            ==========              ========

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                            March 31,              December 31,
                                             2001                     2000
                                          -----------              ----------
                                          (Unaudited)

    Building and improvements             $ 2,280,783              $2,280,783
    Computer equipment                        265,965                 272,978
    Office equipment                           55,753                  55,753
    Furniture and fixtures                    585,168                 585,168
    Automotive equipment                       35,925                  35,925
    Exhibit equipment                         115,143                 115,143
    Machinery and equipment                    17,953                  17,953
    Molds and dies                            223,383                 213,951
                                          -----------              ----------

                                            3,580,073               3,577,654
     Less accumulated depreciation         (1,003,829)               (922,545)
                                          -----------              ----------

                                            2,576,244               2,655,109
     Land                                     538,000                 538,000
                                          -----------              ----------

                                          $ 3,114,244              $3,193,109
                                          ===========              ==========
5.  LINE OF CREDIT

    On May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Effective November 21, 2000, the credit facility was reduced to $5,000,000. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the rate of the financial institution's prime rate (8.0% at March 31, 2001), plus 4% subject to a minimum interest charge of $50,000 per quarter, and the credit facility contains certain revised defined net income and net equity financial covenants for the Year 2001. At March 31, 2001, the Company was in compliance with or had received a waiver which is dependent upon the Company and the financial institution executing an amendment to the credit agreement by May 31, 2001, for all financial covenants. As of March 31, 2001, $2,088,157 was outstanding and approximately $180,000 was available under the terms of the line of credit.

6.  NOTES PAYABLE

    Notes payable consist of the following as of March 31, 2001:

    a)  Note payable to a bank bearing interest at 7.875%
        per annum to be repaid in monthly principal and
        interest payments of $13,050 with a final payment
        of all remaining unpaid principal and interest due
        on May 1, 2008.                                            $1,622,264

    b)  Loan from CDC Small Business Finance Corporation
        bearing interest at 7.65% per annum to be repaid in
        monthly principal and interest payments of $6,376
        each through July 1, 2018.                                    692,592

    c)  Loan from ABQ Dolphin LP; interest is payable monthly
        at the rate of the Prime Rate (8.0% at March 31, 2001)
        plus 2.5%.  The loan has a maturity date of October 30,
        2001 and includes an option to extend for one additional
        year.  In connection with this loan, the Company issued
        a warrant to purchase 900,000 shares of common stock at
        an exercise price of $0.1875.  If the loan is paid in
        full on or before October 30, 2001, the Company may
        repurchase up to an aggregate of 300,000 of the shares
        subject to the warrant at a price of $0.05 per share.         675,000
                                                                   ----------

                                                                    2,989,856

        Less current maturities                                      (724,118)
                                                                   ----------

                                                                   $2,265,738
                                                                   ==========
        Year ending December 31,
        2001                                                       $  712,726
        2002                                                           53,974
        2003                                                           57,969
        2004                                                           61,909
        2005                                                           66,856
        Thereafter                                                  2,036,422
                                                                   ----------
                                                                   $2,989,856
                                                                   ==========
7.  CONTINGENCIES

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

    Helman et al v PSL and PIC et al - On April 8, 1997, prior to the filing
    --------------------------------
    of the Walczak complaint, the attorney who was disqualified from representing the plaintiffs in Walczak filed Helman et al v PSL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The case was filed as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in 13 original causes of action. The court subsequently denied plaintiff's motion to certify the case as a class action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of PSL, the effect of which was to reduce the number of complaining parties from approximately one hundred, to seven. Trial of the remaining plaintiffs' matters is set for January 15, 2002. PSL's officers and directors believe that there is no merit to the plaintiffs' complaint and are vigorously defending against the claims.

    PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC's consolidated financial position, results of operation or cash flows.

8.  COMMITMENTS

    The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $406,000 as of March 31, 2001. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage handling fee of 1.5% per month, and/or purchase these inventories at the option of the packager.

ITEM 2:
-------

                       PROLONG INTERNATIONAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                                         Percentage of Net
                                                             Revenues

                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2001           2000
                                                     ------------------------
Net revenues                                            100.0          100.0
Cost of goods sold                                       31.5           22.3
                                                     ------------------------
Gross profit                                             68.5           77.7
Selling and marketing expenses                           37.8           42.7
General and administrative expenses                      23.5           18.4
                                                     ------------------------
Operating income                                          7.2           16.6
Other income (expense)                                   (2.8)          (1.9)
                                                     ------------------------
Income before income taxes                                4.4           14.7
Provision for income taxes                                3.3            6.4
                                                     ------------------------
Net income                                                1.1            8.3
                                                     ------------------------



Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

Net revenues for the three months ended March 31, 2001 were approximately $4,152,000 as compared to approximately $7,760,000 for the comparable period of the prior year, a decrease of $3,608,000 or 46.5%. Revenues for the three month period ended March 31, 2001 were derived from the following sources: Retail sales of $3,371,000 ($3,356,100 of lubricant products and $14,900 of appearance); international and other sales of $636,000; direct response television sales of $64,000 and, industrial sales of $81,000. Revenues for the three month period ended March 31, 2000 were derived from the following sources:
Retail sales of $6,900,000 ($6,393,000 of lubricant products and $507,000 of appearance); international and other sales of $619,000; direct response television sales of $168,000, and industrial sales of $73,000.

During the first quarter of 2001, retail sales were 81.2% of total revenues while international and other sales comprised 15.3% of total revenues. During the first quarter of 2000, retail sales were 88.9% of total revenues while international and other sales comprised 8.0% of total revenues. The lower retail sales for the period ended March 31, 2001 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $3,037,000 and a $492,100 decrease in appearance sales. The lubricant sales decline is attributable to a continuing soft market for specialty lubricants, higher than expected store inventory levels at major retailers, competitive factors and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. Revenues for the appearance products declined due to a decreased demand and market acceptance of the product line and limited distribution. International sales remained steady for the quarter, and as a percentage of sales increased to 15.3%.

Cost of goods sold for the three months ended March 31, 2001 was approximately $1,307,000 as compared to $1,727,000 for the comparable period of the prior year, a decrease of $420,000 or 24.3%. As a percentage of sales, cost of goods sold increased from 22.3% for the three months ended March 31, 2000 to 31.5% for the three months ended March 31, 2001. The increase was mainly attributable to the shift in product mix with the international sales yielding a lower gross margin than the domestic retail lubricant sales and the recording of an one time sale of slow moving appearance products ($81,000), which was sold at a discount.

Selling and marketing expenses of $1,570,000 for the three months ended March 31, 2001 represented a decrease of $1,743,000 over the comparable period of the prior year. This 52.6% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for television air-time purchases, commissions and salaries. Selling and marketing expenses as a percentage of sales were 37.8% for the three months ended March 31, 2001 versus 42.7% for the comparable period of the previous year.

General and administrative expenses for the three months ended March 31, 2001 were approximately $977,000 as compared to $1,428,000 for the three months ended March 31, 2000, a decrease of $451,000 or 31.6%. This decrease is primarily attributable to a decrease in legal expenses and salaries (headcount). As a percentage of sales, general and administrative expenses increased from 18.4% in 2000 to 23.5% in 2001. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

Net interest expense of $117,000 for the three months ended March 31, 2001 represented a decrease of $35,000 over the comparable period in 2000. The decrease is attributable to a lower average balance in bank loans during the period.

Net income for the three month period ended March 31, 2001 was approximately $45,000 as compared to a net income of approximately $641,000 for the comparable period in the prior year, a decrease of $596,000. The decrease is a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements. At March 31, 2001, the Company had a net working capital of $242,000 as compared to a negative net working capital of $101,000 at December 31, 2000 or an increase of $343,000. During the period ended March 31, 2001, the Company used $8,100 in operations, which was primarily from increases in receivables and prepaid television time which were partially offset by increases in accounts payable and income taxes receivable. As of May 8, 2000, the Company entered into a new $6,000,000 credit facility with a financial institution, expiring in May 2003. Effective November 21, 2000 the credit facility was reduced to $5,000,000. Such facility is collateralized by eligible accounts receivable.

and inventories. Interest is currently payable monthly at the rate of the financial institution's prime rate (8.0% at March 31, 2001) plus 4% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and net equity covenants. At March 31, 2001, the Company was in compliance or had received a waiver which is dependent upon the Company and the financial institution executing an amendment to the credit agreement by May 31, 2001, for all financial covenants. As of March 31, 2001, $2,088,157 was outstanding and approximately $180,000 was available under the terms of the line of credit.

On October 30, 2000, the Company entered into a loan agreement with a lender for $675,000 with proceeds of approximately $504,000, net of loan costs and other payables. The loan has a maturity date of October 30, 2001 and includes an option to extend for one additional year. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. Interest is payable monthly at the rate of the Prime Rate (8.0% at March 31, 2001) plus 2.5%.

The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. We cannot guarantee that we will be able to obtain funds when we need them or on acceptable terms, if at all. Any inability to obtain funds when we need them would have a material adverse effect on our financial condition. At March 31, 2001, the Company had an accumulated deficit of approximately $5,478,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2001 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. Management will also continue to vigorously defend the litigation described in Note 7 of Notes to Consolidated Condensed Financial Statements. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

ITEM 3:
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At March 31, 2001 and December 31, 2000 respectively, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at March 31, 2001 and December 31, 2000.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2000, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

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

     None.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Company during the Quarter.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PROLONG INTERNATIONAL CORPORATION

Date:  May 7, 2001                             /s/ Nicholas Rosier
       -----------                             -------------------
                                               Nicholas Rosier
                                               Chief Financial Officer
                                               (Principal Financial Officer)