Form 10-Q
period 2001-06-30
PROLONG INTERNATIONAL CORP
filed 2001-08-13
CIK 1016965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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
(State or other jurisdiction                    Irvine, CA  92618                    (IRS Employer Identification No.)
 of incorporation or          (Address of principal executive offices) (Zip Code)
  organization)

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

                             (1)  Yes [X]  No [_]

                             (2)  Yes [X]  No [_]

There were 28,438,903 shares of the registrant's common stock ($0.001 par value) outstanding as of August 10, 2001.

                               Page 1 of 18 pages
                 Exhibit Index on Sequentially Numbered Page 17

===============================================================================

                       PROLONG INTERNATIONAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART 1          FINANCIAL INFORMATION                                                 Page
Item 1:         Financial Statements

                Consolidated Condensed Balance Sheets -
                June 30, 2001 and December 31, 2000.................................    3

                Consolidated Condensed Statements of Operations - Three months
                and Six months ended June 30, 2001 and 2000.........................    4

                Consolidated Condensed Statements of Cash Flows -
                Six months ended June 30, 2001 and 2000.............................    5

                Notes to Consolidated Condensed Financial Statements................    6

Item 2:         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................   12

Item 3:         Quantitative and Qualitative Disclosures About Market Risk..........   15


PART II         OTHER INFORMATION

Item 1:         Legal Proceedings...................................................   17

Item 4:         Submission of Matters to a Vote of Security Holders.................   17

Item 6:         Exhibits and Reports on Form 8-K....................................   18

                Signatures..........................................................   18

Item 1. Financial Statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS


                                                                                June 30,     December 31,
                                                                                  2001           2000
                                                                                             -----------
                                                                              (Unaudited)
                                                                              -----------
CURRENT ASSETS:
Cash and cash equivalents                                                      $   114,268    $   126,917
Accounts receivable, net of allowance for doubtful accounts
of $211,214 at June 30, 2001 and $168,775 at December 31, 2000, respectively     4,824,252      3,245,892
Inventories, net                                                                   858,804        970,236
Prepaid expenses, net                                                              157,376        360,227
Income taxes receivable                                                             12,000         87,002
Prepaid television time                                                             10,583          5,583
Advances to employees, current portion                                              59,492         57,525
Deferred tax asset                                                                 578,231        943,177
                                                                               -----------    -----------

          Total current assets                                                   6,615,006      5,796,559
Property and equipment, net                                                      3,037,904      3,193,109

Intangible assets, net                                                           6,276,644      6,529,986

Deferred tax asset, noncurrent                                                   2,235,477      1,972,387
Investment in affiliate                                                            120,539            ---
Other assets, net                                                                  117,227        223,159
                                                                               -----------    -----------

TOTAL ASSETS                                                                   $18,402,797    $17,715,200
                                                                               ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $ 2,482,499    $ 2,183,482
Accrued expenses                                                                   572,847        937,618
Line of credit                                                                   2,804,381      2,050,716
Notes payable, current                                                             727,087        725,442
                                                                               -----------    -----------

          Total current liabilities                                              6,586,814      5,897,258

Notes payable, noncurrent                                                        2,250,181      2,277,130
                                                                               -----------    -----------

          Total liabilities                                                      8,836,995      8,174,388

COMMITMENTS AND CONTINGENCIES (Note 7 & 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares
 issued or outstanding                                                                 ---            ---
Common stock, $0.001 par value; 150,000,000 shares authorized; 28,438,903
 shares issued and outstanding                                                      28,439         28,439
Additional paid-in capital                                                      15,035,261     15,035,261
Accumulated deficit                                                             (5,497,898)    (5,522,888)
                                                                               -----------    -----------

     Total stockholders' equity                                                  9,565,802      9,540,812
                                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $18,402,797    $17,715,200
                                                                               ===========    ===========

           See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                    ----------------------------   --------------------------
                                                                         2001          2000            2001          2000
                                                                         ----          ----            ----          ----
NET REVENUES                                                          $ 3,929,116   $ 5,219,521     $ 8,081,061   $12,976,720

COST OF GOODS SOLD                                                      1,164,630     1,367,184       2,471,881     3,094,095
                                                                      -----------   -----------     -----------   -----------

GROSS PROFIT                                                            2,764,486     3,852,337       5,609,180     9,882,625

OPERATING EXPENSES:
Selling and marketing                                                   1,759,720     3,178,945       3,329,647     6,491,496
General and administrative                                                914,033     1,266,933       1,891,189     2,695,086
                                                                      -----------   -----------     -----------   -----------

     Total operating expenses                                           2,673,753     4,445,878       5,220,836     9,186,582
                                                                      -----------   -----------     -----------   -----------

OPERATING INCOME (LOSS)                                                    90,733      (593,541)        388,344       696,043

OTHER INCOME (EXPENSE), net:
Interest (expense)                                                       (145,916)     (128,460)       (269,383)     (282,716)
Interest income                                                             2,928         2,936           9,485         5,271
                                                                      -----------   -----------     -----------   -----------

     Total other (expense), net                                          (142,988)     (125,524)       (259,898)     (277,445)
                                                                      -----------   -----------     -----------   -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           (52,255)     (719,065)        128,446       418,598

PROVISION (BENEFIT) FOR INCOME TAXES                                      (32,685)     (207,985)        103,456       288,858
                                                                      -----------   -----------     -----------   -----------

NET INCOME (LOSS)                                                     $   (19,570)  $  (511,080)    $    24,990   $   129,740
                                                                      ===========   ===========     ===========   ===========

NET INCOME (LOSS) PER SHARE
Basic                                                                      ($0.00)       ($0.02)          $0.00         $0.00
                                                                      ===========   ===========     ===========   ===========
Diluted                                                                    ($0.00)       ($0.02)          $0.00         $0.00
                                                                      ===========   ===========     ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
Basic                                                                  28,438,903    28,445,835      28,438,903    28,445,835

Diluted options outstanding                                                     0             0               0        74,361
                                                                      -----------   -----------     -----------   -----------

Diluted                                                                28,438,903    28,445,835      28,438,903    28,520,196
                                                                      ===========   ===========     ===========   ===========


           See notes to consolidated condensed financial statements

              PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                          2001             2000
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    24,990         $   129,740
Adjustments to reconcile net income to net cash provided by
 (used) in operating activities:
 Depreciation and amortization                                            426,450             447,760
 Provision for doubtful accounts                                           42,439               8,271
 Deferred taxes                                                           101,856           1,890,465
 Reserve for inventory obsolescence                                           ---            (108,668)
 Compensation costs related to options                                        ---              46,000
 Amortization of warrants issued to lender                                 84,186                 ---
 Loss on exchange of common stock for accounts receivable                     ---              (3,466)
 Changes in assets and liabilities:
      Accounts receivable                                              (1,620,799)         (1,345,475)
      Inventories                                                         111,432             (38,676)
      Prepaid expenses                                                    118,665            (467,946)
      Income taxes receivable                                              75,002                 ---
      Prepaid television time                                              (5,000)           (118,917)
      Other assets                                                        100,182              22,624
      Accounts payable                                                    299,017            (468,642)
      Accrued expenses                                                   (364,771)            292,029
      Income taxes payable                                                    ---             145,382
                                                                 ----------------    ----------------

         Net cash (used in) provided by operating activities             (606,351)            430,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (12,153)             (3,844)
Employee advances                                                          (1,967)             17,737
Investment in affiliate                                                  (120,539)                ---
                                                                  ----------------    ----------------

         Net cash (used in) provided by investing activities             (134,659)             13,893
                                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                 (25,304)            (22,559)
Net proceeds (payments) on line of credit from bank                       753,665          (1,117,724)
                                                                  ----------------    ----------------

         Net cash provided by (used in) financing activities              728,361          (1,140,283)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (12,649)           (695,909)

CASH AND CASH EQUIVALENTS, beginning of period                            126,917           1,094,779
                                                                  ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of period                              $   114,268         $   398,870
                                                                  ================    ================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                     $    13,600         $    92,000
                                                                  ================    ================
Interest paid                                                         $   269,383         $   282,716
                                                                  ================    ================

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
During 2000, the Company completed the following transactions:
Recorded $46,000 to additional paid-in capital for compensation costs related to stock options.
Recorded the exchange of 6,932 shares of common stock for relief of accounts receivable.

           See notes to consolidated condensed financial statements.

                       PROLONG INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS

    Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In June 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC. In 1998, Prolong International Holdings Ltd., was formed as a wholly-owned subsidiary of PIC. At the same time, Prolong International Ltd., was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd. PIC, through its subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a patented complete line of high-performance and high-quality lubricants and appearance products.

    Management's Plans Regarding Financial Results and Liquidity - At June 30, 2001, the Company had an accumulated deficit of approximately $5,498,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2001 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. Management will also continue to vigorously defend the litigation described in Note 7 of Notes to Consolidated Condensed Financial Statements. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd., and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

3.  INVENTORIES

    Inventories consist of the following:

                                       June 30,        December 31,
                                         2001             2000
                                         ----             ----
                                     (Unaudited)

          Raw materials                $393,577          $330,641
          Finished goods                465,227           639,595
                                       --------          --------
                                       $858,804          $970,236
                                       ========          ========


4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                  June 30,        December 31,
                                                    2001             2000
                                                    ----             ----
                                                (Unaudited)

    Building and improvements                   $ 2,280,783        $2,280,783
    Computer equipment                              265,965           272,978
    Office equipment                                 55,753            55,753
    Furniture and fixtures                          585,168           585,168
    Automotive equipment                             35,925            35,925
    Exhibit equipment                               115,143           115,143
    Machinery and equipment                          17,953            17,953
    Molds and dies                                  233,117           213,951
                                                -----------        ----------

                                                  3,589,807         3,577,654
    Less accumulated depreciation                (1,089,903)         (922,545)
                                                -----------        ----------

                                                  2,499,904         2,655,109
    Land                                            538,000           538,000
                                                -----------        ----------

                                                $ 3,037,904        $3,193,109
                                                ===========        ==========

5.  LINE OF CREDIT

    The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the rate of the financial institution's prime rate (6.75% at June 30, 2001), plus 4% subject to a minimum interest charge of $50,000 per quarter, and the credit facility contains certain defined net income and net equity financial covenants for the Year 2001. At June 30, 2001, the Company was in compliance with or had received a waiver which is dependent upon the Company and the financial institution executing an amendment to the credit agreement by August 15, 2001, for all financial covenants. As of June 30, 2001, $2,804,381 was outstanding and approximately $169,000 was available under the terms of the line of credit.

NOTES PAYABLE


Notes payable consist of the following as of June 30, 2001:

     a)  Note payable to a bank bearing interest at 7.875% per
         annum to be repaid in monthly principal and interest
         payments of $13,050 with a final payment of all remaining
         unpaid principal and interest due on May 1, 2008.           $1,615,360



     b)  Loan from CDC Small Business Finance Corporation
         bearing interest at 7.65% per annum to be repaid in
         monthly principal and interest payments of $6,376 each
         through July 1, 2018.                                          686,908



     c)  Loan from ABQ Dolphin LP; interest is payable monthly
         at the rate of the Prime Rate (6.75% at June 30, 2001)
         plus 2.5%.  The loan has a maturity date of October 30,
         2001 and includes an option to extend for one additional
         year.  In connection with this loan, the Company issued a
         warrant to purchase 900,000 shares of common stock at an
         exercise price of $0.1875.  If the loan is paid in full on or before October 30, 2001, the Company may repurchase up
         to an aggregate of 300,000 of the shares subject to the
         warrant at a price of $0.05 per share.                         675,000
                                                                     ----------

                                                                      2,977,268

     Less current maturities                                           (727,087)
                                                                     ----------
                                                                     $2,250,181
                                                                     ==========


     Year ending December 31,
     2001                                                            $  700,138
     2002                                                                53,974
     2003                                                                57,969
     2004                                                                61,909
     2005                                                                66,856
     Thereafter                                                       2,036,422
                                                                     ----------
                                                                     $2,977,268
                                                                     ==========

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

8.  COMMITMENTS

    The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $397,000 as of June 30, 2001. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage handling fee of 1.5% per month, and/or purchase these inventories at the option of the packager.

9.  INVESTMENT IN AFFILIATE

    On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agrees to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. The Company contribution shall be considered a capital contribution for PEEC in return for 5% of the issued and outstanding common stock of PEEC.

10. NEW ACCOUNTING PRONOUNCEMENT

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization for goodwill from past business combinations will cease upon adoption of this Statement on December 30, 2001. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

    The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position of the Company.

ITEM 2:
-------


                       PROLONG INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                 Percentage of Net Revenues

                                       Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                     ---------------------     -----------------------
                                          2001        2000            2001        2000
                                     ---------------------     -----------------------
Net revenues                             100.0       100.0           100.0       100.0
Cost of goods sold                        29.6        26.2            30.6        23.9
                                     ---------------------     -----------------------
Gross profit                              70.4        73.8            69.4        76.1
Selling and marketing expenses            44.8        60.9            41.2        50.0
General and administrative expenses       23.3        24.3            23.4        20.8
                                     ---------------------     -----------------------
Operating income (loss)                    2.3       (11.4)            4.8         5.3
Other income (expense)                    (3.6)       (2.4)           (3.2)       (2.1)
                                     ---------------------     -----------------------
Income (loss) before income taxes         (1.3)      (13.8)            1.6         3.2
Provision (benefit) for income taxes      (0.8)       (4.0)            1.3         2.2
                                     ---------------------     -----------------------
Net income (loss)                         (0.5)       (9.8)            0.3         1.0
                                     =====================     =======================

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

Net revenues for the three months ended June 30, 2001 were approximately $3,929,000 as compared to approximately $5,220,000 for the comparable period of the prior year, a decrease of $1,291,000 or 24.7%. Revenues for the three month period ended June 30, 2001 were derived from the following sources: Retail sales of $3,732,000; international and other sales of $100,000; direct response television sales of $33,000 and, industrial sales of $64,000. Revenues for the three month period ended June 30, 2000 were derived from the following sources:
Retail sales of $4,176,000; international and other sales of $678,000; direct response television sales of $277,000, and industrial sales of $89,000.

During the second quarter of 2001, retail sales were 95.0% of total revenues while international and other sales comprised 2.5% of total revenues. During the second quarter of 2000, retail sales were 80.0% of total revenues while international and other sales comprised 13.0% of total revenues. The lower retail sales for the period ended June 30, 2001 versus the same period a year ago is attributable to a continuing soft market for specialty lubricants, competitive factors and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International sales decreased due to a slower demand in South Africa and Asia.

Cost of goods sold for the three months ended June 30, 2001 was approximately $1,165,000 as compared to $1,367,000 for the comparable period of the prior year, a decrease of $202,000 or 14.8%. As a percentage of sales, cost of goods sold increased from 26.2% for the three months ended June 30, 2000 to 29.6% for the three months ended June 20, 2001. The increase was mainly attributable to a shift in product mix in the retail lubricants sales and the added cost of special promotional items.

Selling and marketing expenses of $1,760,000 for the three months ended June 30, 2001 represented a decrease of $1,419,000 over the comparable period of the prior year. This 44.7% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for television air-time purchases and salaries. Selling and marketing expenses as a percentage of sales were 44.8% for the three months ended June 30, 2001 versus 60.9% for the comparable period of the previous year.

General and administrative expenses for the three months ended June 30, 2001 were approximately $914,000 as compared to $1,267,000 for the three months ended June 30, 2000, a decrease of $353,000 or 27.9%. This decrease is primarily attributable to a decrease in legal expenses and salaries (headcount). The decrease in legal expenses was partially due to a $50,000 reduction in the accrual reserve for legal settlements. As a percentage of sales, general and administrative expenses decreased from 24.3% in 2000 to 23.3% in 2001.

Net interest expense of $146,000 for the three months ended June 30, 2001 represented an increase of $17,000 over the comparable period in 2000. The increase is attributable to the additional interest expense from the ABQ Dolphin LP note during the period.

Net loss for the three month period ended June 30, 2001 was approximately $(20,000) as compared to a net loss of approximately $(511,000) for the comparable period in the prior year, a decrease of $491,000. The decrease is a result of the factors discussed above.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Net revenues for the six months ended June 30, 2001 were approximately $8,081,000 as compared to approximately $12,977,000 for the comparable period in the prior year, a decrease of $4,896,000 or 37.7%. Revenues for the six month period ended June 30, 2001 were derived from the following sources: Retail sales of $7,102,000; international and other sales of $733,000; direct response television sales of $101,000 and, industrial sales of $145,000. Revenues for the six month period ended June 30, 2000 were derived from the following sources: Retail sales of $11,076,000; international and other sales of $1,294,000; direct response television sales of $445,000, and industrial sales of $162,000.

For the six-month period ended June 30, 2001, retail sales were 87.9% of total revenues while international and other sales comprised 9.1% of total revenues. During the six months of 2000, retail sales were 85.3% of total revenues while international and other sales comprised 10.0% of total revenues. The lower retail sales for the six month period ended June 30, 2001 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately

$3,974,000. The lubricant sales decline is attributable to a continuing soft market for specialty lubricants, higher than expected store inventory levels at major retailers, competitive factors and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International sales for the period decreased $561,000 due to a slower demand in Asia and South Africa.

Cost of goods sold for the six months ended June 30, 2001 was approximately $2,472,000 as compared to $3,094,000 for the comparable period of the prior year, a decrease of $622,000 or 20.1%. As a percentage of sales, cost of goods sold increased from 23.9% for the six months ended June 30, 2000 to 30.6% for the six months ended June 30, 2001. The increase was mainly attributable to the shift in product mix in the retail lubricants sales, the added cost of special promotional items and product component price increases.

Selling and marketing expenses of $3,330,000 for the six months ended June 30, 2001 represented a decrease of $3,161,000 over the comparable period of the prior year. This 48.7% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for television air-time purchases and salaries. Selling and marketing expenses as a percentage of sales were 41.2% for the six months ended June 30, 2001 versus 50.0% for the comparable period of the previous year.

General and administrative expenses for the six months ended June 30, 2001 were approximately $1,891,000 as compared to $2,695,000 for the six months ended June 30, 2000, a decrease of $804,000 or 29.8%. This decrease is primarily attributable to a decrease in legal expenses and salaries (headcount). The decrease in legal expenses was partially due to a $50,000 reduction in the accrual reserve for legal settlements. As a percentage of sales, general and administrative expenses increased from 20.8% in 2000 to 23.4% in 2001. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

Net interest expense of $269,000 for the six months ended June 30, 2001 represented a decrease of $14,000 over the comparable period in 2000. The decrease is attributable to lower average balances in the credit line for the current period versus last year.

Net income for the six month period ended June 30, 2001 was approximately $25,000 as compared to a net income of approximately $130,000 for the comparable period in the prior year, a decrease of $105,000. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements. At June 30, 2001, the Company had a net working capital of $28,000 as compared to a negative net working capital of $101,000 at December 31, 2000 or an increase of $129,000. During the period ended June 30, 2001, the Company used $606,000 in operations, which was primarily from an increase in receivables and a decrease in accrued expenses which was partially offset by increases in accounts payable, income taxes receivable and decreases in inventory, prepaid expenses and deferred taxes. The Company has a $5,000,0000 credit facility with a financial institution, expiring in May 2003.

Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the rate of the financial institution's prime rate (6.75% at June 30, 2001) plus 4% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and net equity covenants. At June 30, 2001, the Company was in compliance with or had received a waiver which is dependent upon the Company and the financial institution executing an amendment to the credit agreement by August 15, 2001, for all financial covenants. As of June 30, 2001, $2,804,381 was outstanding and approximately $169,000 was available under the terms of the line of credit.

On October 30, 2000, the Company entered into a loan agreement with a lender for $675,000 with proceeds of approximately $504,000, net of loan costs and other payables. The loan has a maturity date of October 30, 2001 and includes an option to extend for one additional year. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. Interest is payable monthly at the rate of the Prime Rate (6.75% at June 30, 2001) plus 2.5%.

The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. We cannot guarantee that we will be able to obtain funds when we need them or on acceptable terms, if at all. Any inability to obtain funds when we need them would have a material adverse effect on our financial condition. At June 30, 2001, the Company had an accumulated deficit of approximately $5,498,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2001 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. Management will also continue to vigorously defend the litigation described in Note 7 of Notes to Consolidated Condensed Financial Statements. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

ITEM 3:
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At June 30, 2001 and December 31, 2000, respectively the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at June 30, 2001 and December 31, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Stockholders was held on June 20, 2001.
(b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                                        Number of    Number of         Number of     Number of
          Name              Class #       Votes        Votes             Votes         "Non-
                                          -----        -----             -----         -----
                                          "For"      "Against"         "Abstain"       Votes"
                                          -----      ---------         ---------       ------
Elton Alderman                III        22,934,419   2,260,258
Thomas C. Billstein           III        22,934,419   2,260,258

Following the Annual Meeting, the Board of Directors consists of:
                                                                   Class
                                                                   -----
               Elton Alderman                                       III
               Thomas C. Billstein                                  III
               Gregory W. Orlandella                                 II
               Gerry L. Martin                                       II
               Richard L. McDermott                                   I
               William J. Howell                                      I

(c) Proposal Two to appoint Deloitte & Touche, LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

   Number of         Number of       Number of        Number of      Number of
  Votes "For"     Votes "Against"      Votes           Votes        "Non-Votes"
----------------  ---------------      -----           -----        ----------
                                     "Abstain"       "Withheld"
                                     ---------       ----------
   23,218,657           1,879,420     96,600

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     During the second quarter of 2001 the following Form 8-K's were filed:

     On May 11, 2001, PIC filed a Form 8-K to disclose the resignation of Mr. Bruce F. Barnes (Director).

     On June 25, 2001, PIC filed a Form 8-K to disclose the resignation of Mr. William J. Howell (Director).


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PROLONG INTERNATIONAL CORPORATION

Date:  August 13, 2001                 /s/     Nicholas Rosier
     -----------------                 -----------------------
                                       Nicholas Rosier
                                       Chief Financial Officer
                                       (Principal Financial Officer)