Form 10-Q
period 2001-09-30
PROLONG INTERNATIONAL CORP
filed 2001-11-13
CIK 1016965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ____________________to______________________


                           Commission File No. 0-22803

                        PROLONG INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Nevada                                         6 Thomas
    (State or other jurisdiction of                        Irvine, CA 92618                                 74-2234246
    incorporation or organization)        (Address of principal executive offices) (Zip Code)    (IRS Employer Identification No.)

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

There were 28,438,903 shares of the registrant's common stock ($0.001 par value) outstanding as of November 13, 2001.

                               Page 1 of 16 pages
                 Exhibit Index on Sequentially Numbered Page 16

================================================================================


                         PROLONG INTERNATIONAL CORPORATION
                                     FORM 10-Q
                                 TABLE OF CONTENTS

PART 1       FINANCIAL INFORMATION                                          Page

Item I:      Financial Statements

             Consolidated Condensed Balance Sheets -
             September 30, 2001 and December 31, 2000.........................3

             Consolidated Condensed Statements of Operations - Three months and Nine months ended September 30, 2001 and 2000................4

             Consolidated Condensed Statements of Cash Flows -
             Nine months ended September 30, 2001 and 2000....................5

             Notes to Consolidated Condensed Financial Statements.............6

Item 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................11

Item 3:      Quantitative and Qualitative Disclosures About Market Risk......14


PART II      OTHER INFORMATION

Item 1:      Legal Proceedings...............................................16

Item 6:      Exhibits and Reports on Form 8-K................................16

             Signatures......................................................16


                        PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                               ASSETS

                                                                     September 30,    December 31,
                                                                          2001           2000
                                                                      ------------    ------------
                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $     33,792    $    126,917
Accounts receivable, net of allowance for doubtful accounts
   of $230,853 at September 30, 2001 and $168,775 at
   December 31, 2000, respectively                                       3,827,820       3,245,892
Inventories, net                                                           734,371         970,236
Prepaid expenses, net                                                      239,284         360,227
Income taxes receivable                                                     12,000          87,002
Prepaid television time                                                         --           5,583
Advances to employees, current portion                                      43,865          57,525
Deferred tax asset                                                         347,662         943,177
                                                                      ------------    ------------
                                                                         5,238,794       5,796,559

                  Total current assets

Property and equipment, net                                              2,955,030       3,193,109

Intangible assets, net                                                   6,149,973       6,529,986

Deferred tax asset, noncurrent                                           2,576,586       1,972,387
Investment in affiliate                                                    150,000              --
Other assets, net                                                          129,155         223,159
                                                                      ------------    ------------

TOTAL ASSETS                                                          $ 17,199,538    $ 17,715,200
                                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $  2,553,364    $  2,183,482
Accrued expenses                                                           603,104         937,618
Line of credit                                                           1,932,551       2,050,716
Notes payable, current                                                     728,019         725,442
                                                                      ------------    ------------

                  Total current liabilities                              5,817,038       5,897,258

Notes payable, noncurrent                                                2,236,794       2,277,130
                                                                      ------------    ------------

                  Total liabilities                                      8,053,832       8,174,388

COMMITMENTS AND CONTINGENCIES (Note 7 & 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no
   shares issued or outstanding                                                 --              --
Common stock, $0.001 par value; 150,000,000 shares authorized;
   28,438,903 shares issued and outstanding                                 28,439          28,439
Additional paid-in capital                                              15,035,261      15,035,261
Accumulated deficit                                                     (5,917,994)     (5,522,888)
                                                                      ------------    ------------

         Total stockholders' equity                                      9,145,706       9,540,812
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 17,199,538    $ 17,715,200
                                                                      ============    ============

            See notes to consolidated condensed financial statements

                            PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                         ---------------------------      ---------------------------

                                              2001           2000            2001             2000
                                              ----           ----            ----             ----

NET REVENUES                             $  2,858,222    $  3,651,886    $ 10,939,283    $ 16,628,606

COST OF GOODS SOLD                            929,751       1,046,648       3,401,632       4,140,743
                                         ------------    ------------    ------------    ------------

GROSS PROFIT                                1,928,471       2,605,238       7,537,651      12,487,863

OPERATING EXPENSES:
Selling and marketing                       1,397,081       2,224,341       4,726,728       8,715,837
General and administrative                    908,713         979,547       2,799,902       3,674,633
                                         ------------    ------------    ------------    ------------

         Total operating expenses           2,305,794       3,203,888       7,526,630      12,390,470
                                         ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                      (377,323)       (598,650)         11,021          97,393

OTHER INCOME (EXPENSE), net:
Interest (expense)                           (147,656)       (122,522)       (417,039)       (405,238)
Interest income                                (1,509)          3,512           7,976           8,783
                                         ------------    ------------    ------------    ------------

         Total other (expense), net          (149,165)       (119,010)       (409,063)       (396,455)
                                         ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES       (526,488)       (717,660)       (398,042)       (299,062)

PROVISION (BENEFIT) FOR INCOME TAXES         (106,392)       (213,124)         (2,936)         75,734
                                         ------------    ------------    ------------    ------------


NET LOSS                                 $   (420,096)   $   (504,536)   $   (395,106)   $   (374,796)
                                         ============    ============    ============    ============

NET LOSS PER SHARE
Basic                                          ($0.01)         ($0.02)         ($0.01)         ($0.01)
                                         ============    ============    ============    ============

Diluted                                        ($0.01)         ($0.02)         ($0.01)         ($0.01)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
Basic                                      28,438,903      28,438,903      28,438,903      28,443,507

Diluted options outstanding

                                                    0               0               0               0
                                         ------------    ------------    ------------    ------------

Diluted                                    28,438,903      28,438,903      28,438,903      28,443,507
                                         ============    ============    ============    ============

            See notes to consolidated condensed financial statements

                           PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                             Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                          2001            2000
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $  (395,106)   $  (374,796)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        635,995        669,510
      Provision for doubtful accounts                                       62,078       (249,732)
      Deferred taxes                                                        (8,684)     1,677,341
      Reserve for inventory obsolescence                                        --       (101,712)
      Compensation costs related to options                                     --         61,000
      Amortization of warrants issued to lender                            126,279             --
      Loss on exchange of common stock for accounts receivable                  --         (3,466)
      Changes in assets and liabilities:
           Accounts receivable                                            (644,006)      (745,522)
           Inventories                                                     235,865        630,750
           Prepaid expenses                                                 (5,336)      (534,364)
           Income taxes receivable                                          75,002             --
           Prepaid television time                                           5,583        (63,843)
           Other assets                                                     88,254        (10,553)
           Accounts payable                                                369,882       (222,905)
           Accrued expenses                                               (334,514)      (143,762)
           Income taxes payable                                                 --        150,029
                                                                       -----------    -----------

                 Net cash provided by operating activities                 211,292        737,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (12,153)       (10,834)
Employee advances                                                           13,660         34,362
Investment in affiliate                                                   (150,000)            --
                                                                       -----------    -----------

                 Net cash (used in) provided by investing activities      (148,493)        23,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                  (37,759)       (34,135)
Net payments on line of credit from bank                                  (118,165)    (1,500,956)
                                                                       -----------    -----------

                 Net cash used in financing activities                    (155,924)    (1,535,091)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (93,125)      (773,588)

CASH AND CASH EQUIVALENTS, beginning of period                             126,917      1,094,779
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                               $    33,792    $   321,191
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                      $    13,600    $    92,000
                                                                       ===========    ===========
Interest paid                                                          $   417,039    $   405,238
                                                                       ===========    ===========

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

      Management's Plans Regarding Financial Results and Liquidity - At September 30, 2001, the Company had a negative net working capital of $578,000 and an accumulated deficit of approximately $5,918,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2001 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. The Company is also currently seeking additional new financing arrangements through subordinated debt and/or equity providers. We cannot guarantee that we will be able to obtain funds when we need them or on acceptable terms, if at all. Any inability to obtain funds when we need them would have a material adverse effect on our financial condition. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

2.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd., and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

3.    INVENTORIES

      Inventories consist of the following:

                                      September 30,   December 31,
                                         2001           2000
                                         ----           ----
                                      (Unaudited)

           Raw materials              $   440,278    $   330,641
           Finished goods                 294,093        639,595
                                      -----------    -----------
                                      $   734,371    $   970,236
                                      ===========    ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                      September 30,   December 31,
                                         2001           2000
                                         ----           ----
                                      (Unaudited)

      Building and improvements       $ 2,280,783    $ 2,280,783
      Computer equipment                  265,965        272,978
      Office equipment                     55,753         55,753
      Furniture and fixtures              585,168        585,168
      Automotive equipment                 35,925         35,925
      Exhibit equipment                   115,143        115,143
      Machinery and equipment              17,953         17,953
      Molds and dies                      233,117        213,951
                                      -----------    -----------

                                        3,589,807      3,577,654
      Less accumulated depreciation    (1,172,777)      (922,545)
                                      -----------    -----------
                                        2,417,030      2,655,109

      Land                                538,000        538,000
                                      -----------    -----------

                                      $ 2,955,030    $ 3,193,109
                                      ===========    ===========


5.    LINE OF CREDIT

      The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the rate of the financial institution's prime rate (6.00% at September 30, 2001), plus 4% subject to a minimum interest charge of $50,000 per quarter, and the credit facility contains certain defined net income and net equity financial covenants for the Year 2001. At September 30, 2001, the Company was not in compliance with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender. As of September 30, 2001, $1,932,551 was outstanding and approximately $165,000 was available under the terms of the line of credit.

6.    NOTES PAYABLE

      Notes payable consist of the following as of September 30, 2001:

            a)   Note payable to a bank bearing interest at 7.875% per annum to be repaid in monthly principal and interest payments of $13,050 with a final payment of all remaining unpaid principal and
                 interest due on May 1, 2008.                                              $ 1,608,676

            b)   Loan from CDC Small Business Finance Corporation bearing
                 interest at 7.65% per annum to be repaid in monthly principal
                 and interest payments of $6,376 each through July 1, 2018.                    681,137

            c)   Loan from ABQ Dolphin LP; interest is payable monthly at the rate of the Prime Rate (6.00% at September 30, 2001) plus 2.5%.
                 On October 8, 2001 the loan maturity date was extended to
                 November 3, 2002. In connection with this loan, the Company issued a warrant to purchase 900,000 shares of common stock at
                 an exercise price of $0.1875.                                                 675,000
                                                                                           -----------

                                                                                             2,964,813

            Less current maturities                                                            728,019
                                                                                           -----------
                                                                                           $ 2,236,794
                                                                                           ===========

            The following are annual minimum principal payments due under notes payable.

            Year ending December 31,
            2001                                                                           $   687,683
            2002                                                                                53,974
            2003                                                                                57,969
            2004                                                                                61,909
            2005                                                                                66,856
            Thereafter                                                                       2,036,422
                                                                                           -----------

                                                                                           $ 2,964,813
                                                                                           ===========

7.         CONTINGENCIES

      Legal Proceedings - On November 17, 1998, Dr. Michael Walczak on behalf of himself and other shareholders of EPL Pro-Long, Inc., ("EPL") filed a purported class action and derivative suit in the U.S. District Court in San Diego, California against EPL, PIC, PSL and certain of their respective former and current officers and directors alleging breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and sought monetary damages in connection with PIC's acquisition of the assets of EPL Prolong, Inc. On October 12, 2001 the case was settled as a class action, dismissing all of the claims with prejudice. In settlement, PIC will issue approximately 1,490,500 shares of "its" common stock to EPL, out of which one-third of these shares are to be distributed to certain of plaintiff's attorneys and two-thirds of these shares are to be distributed to EPL shareholders. This suit has been settled without any admission of wrongdoing or liability on the part of the defendants. Settlement of this suit will have no material adverse affect on the Company's financial position or results of operation.

      In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among others items. As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based variously on allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief. Class counsel and the company have entered into a stipulation of settlement on three of the suits, namely Fernandes et al v PSL, Bowland et al v PSL and Mata et al v PSL, which settlement is being submitted to the court for preliminary approval. In the fourth and last of the FTC related suits, Kachold v PSL, a separate settlement was reached with the individual plaintiff for $1,000 and $1,000 in attorney fees, with the class claims being dismissed contingent upon court approval of the other class action settlements. The four FTC related lawsuits have been settled without any admission of wrongdoing or liability on the part of the Company. Settlement of these four suits will have no material adverse affect on the Company's financial position or results of operation.

      On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL, PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of EPL, PIC et al, the effect of which was to reduce the number of complaining parties from approximately one hundred to less than twenty, and dismissing various causes of action. The court subsequently denied plaintiff's motion to certify the case as a class action. The remaining Helman plaintiffs have appealed the trial court's order denying certification of the case as a class action. Management believes that there is no merit to the plaintiffs' complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company's financial position or results of operations.

      PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC's consolidated financial position, results of operation or cash flows.

8.    COMMITMENTS

      The Company has outstanding noncancelable inventory purchase commitments with a contract packager of approximately $242,000 as of September 30, 2001. Under the terms of the agreement, the packager purchases components, manufactures, warehouses and distributes certain car care products for the Company. When inventories held by the packager exceed approximately 75 days from the date of production, the Company may be obligated to pay a storage handling fee of 1.5% per month, and/or purchase these inventories at the option of the packager.

9.    INVESTMENT IN AFFILIATE

      On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. The Company contribution, which was fulfilled as of September 30, 2001, shall be considered a capital contribution for PEEC in return for 5% of the issued and outstanding common stock of PEEC.

10.   NEW ACCOUNTING PRONOUNCEMENT

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization for goodwill from past business combinations will cease upon adoption of this Statement on December 31, 2001. Goodwill and intangible assets acquired in business combinations completed after September 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

      The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position of the Company.

ITEM 2:
------

                        PROLONG INTERNATIONAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                               Percentage of Net Revenues

                                                 Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                           -------------------------------     -------------------------------
                                                2001            2000                2001            2000
                                           -------------------------------     -------------------------------

Net revenues                                       100.0         100.0               100.0           100.0
Cost of goods sold                                  32.5          28.7                31.1            24.9
                                           -------------------------------     -------------------------------
Gross profit                                        67.5          71.3                68.9            75.1
Selling and marketing expenses                      48.9          60.9                43.2            52.4
General and administrative expenses                 31.8          26.8                25.6            22.1
                                           -------------------------------     -------------------------------
Operating income (loss)                            (13.2)        (16.4)                0.1             0.6
Other income (expense)                              (5.2)         (3.2)               (3.7)           (2.4)
                                           -------------------------------     -------------------------------
Loss before income taxes                           (18.4)        (19.6)               (3.6)           (1.8)
Provision (benefit) for income taxes                (3.7)         (5.8)                ---             0.5
                                           -------------------------------     -------------------------------
Net loss                                           (14.7)        (13.8)               (3.6)           (2.3)
                                           ===============================     ===============================

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

Net revenues for the three months ended September 30, 2001 were approximately $2,858,000 as compared to approximately $3,652,000 for the comparable period of the prior year, a decrease of $794,000 or 21.7%. Revenues for the three month period ended September 30, 2001 were derived from the following sources: Retail sales of $2,604,000; international and other sales of $176,000; direct response television sales of $25,000; and industrial sales of $53,000. Revenues for the three month period ended September 30, 2000 were derived from the following sources: Retail sales of $3,125,000; international and other sales of $379,000; direct response television sales of $84,000; and industrial sales of $64,000.

During the third quarter of 2001, retail sales were 91.1% of total revenues while international and other sales comprised 6.2% of total revenues. During the third quarter of 2000, retail sales were 85.6% of total revenues while international and other sales comprised 10.4% of total revenues. The lower retail sales for the period ended September 30, 2001 versus the same period a year ago is attributable to a continuing soft market for specialty lubricants, competitive factors, the effect from the September 11, 2001 tragedy, which resulted in a slower consumer demand for the products and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International sales decreased due to a slower demand in South Africa and Asia.

Cost of goods sold for the three months ended September 30, 2001 was approximately $930,000 as compared to $1,047,000 for the comparable period of the prior year, a decrease of $117,000 or 11.2%. As a percentage of sales, cost of goods sold increased from 28.7% for the three months ended September 30, 2000 to 32.5% for the three months ended September 30, 2001. The increase was mainly attributable to a shift in product mix in the retail lubricants sales and the added cost of free new promotional products.

Selling and marketing expenses of $1,397,000 for the three months ended September 30, 2001 represented a decrease of $827,000 over the comparable period of the prior year. This 37.2% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for television air-time purchases and salaries. Selling and marketing expenses as a percentage of sales were 48.9% for the three months ended September 30, 2001 versus 60.9% for the comparable period of the previous year.

General and administrative expenses for the three months ended September 30, 2001 were approximately $909,000 as compared to $980,000 for the three months ended September 30, 2000, a decrease of $71,000 or 7.2%. This decrease is primarily attributable to a decrease in legal expenses and salaries (headcount). As a percentage of sales, general and administrative expenses increased from 26.8% in 2000 to 31.8% in 2001. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

Net interest expense of $149,000 for the three months ended September 30, 2001 represented an increase of $30,000 over the comparable period in 2000. The increase is attributable to the additional interest expense from the ABQ Dolphin LP note during the period and interest charges related to settlement of vendor balances outstanding.

Net loss for the three month period ended September 30, 2001 was approximately $(420,000) as compared to a net loss of approximately $(505,000) for the comparable period in the prior year, a decrease of $85,000. The decrease is a result of the factors discussed above.


Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Net revenues for the nine months ended September 30, 2001 were approximately $10,939,000 as compared to approximately $16,629,000 for the comparable period in the prior year, a decrease of $5,690,000 or 34.2%. Revenues for the nine month period ended September 30, 2001 were derived from the following sources:
Retail sales of $9,707,000; international and other sales of $907,000; direct response television sales of $125,000 and, industrial sales of $200,000. Revenues for the nine month period ended September 30, 2000 were derived from the following sources: Retail sales of $14,206,000; international and other sales of $1,614,000; direct response television sales of $583,000, and industrial sales of $226,000.

For the nine-month period ended September 30, 2001, retail sales were 88.7% of total revenues while international and other sales comprised 8.3% of total revenues. During the nine months of 2000, retail sales were 85.4% of total revenues while international and other sales comprised 9.7% of total revenues. The lower retail sales for the nine month period ended September 30, 2001 versus the same period a year ago are mainly attributable to a decrease in lubricant sales of approximately $4,200,000. The lubricant sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, the effect from the September 11, 2001 tragedy, which resulted in a slower consumer demand for the products and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International and other sales for the period decreased $707,000 due to a slower demand in Asia and South Africa.

Cost of goods sold for the nine months ended September 30, 2001 was approximately $3,402,000 as compared to $4,141,000 for the comparable period of the prior year, a decrease of $739,000 or 17.8%. As a percentage of sales, cost of goods sold increased from 24.9% for the nine months ended September 30, 2000 to 31.1% for the nine months ended September 30, 2001. The increase was mainly attributable to the shift in product mix in the retail lubricants sales, the added cost of free new promotional products and product component price increases.

Selling and marketing expenses of $4,727,000 for the nine months ended September 30, 2001 represented a decrease of $3,989,000 over the comparable period of the prior year. This 45.8% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness, expenditures for television air-time purchases and salaries. Selling and marketing expenses as a percentage of sales were 43.2% for the nine months ended September 30, 2001 versus 52.4% for the comparable period of the previous year.

General and administrative expenses for the nine months ended September 30, 2001 were approximately $2,800,000 as compared to $3,675,000 for the nine months ended September 30, 2000, a decrease of $875,000 or 23.8%. This decrease is primarily attributable to a decrease in legal expenses and salaries (headcount). The decrease in legal expenses was partially due to a $77,000 reduction in the accrual reserve for legal settlements. As a percentage of sales, general and administrative expenses increased from 22.1% in 2000 to 25.6% in 2001. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

Net interest expense of $409,000 for the nine months ended September 30, 2001 represented an increase of $13,000 over the comparable period in 2000.

Net loss for the nine month period ended September 30, 2001 was approximately $(395,000) as compared to a net loss of approximately $(375,000) for the comparable period in the prior year, an increase of $(20,000). The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes funds generated from operations and borrowings from an existing credit facility to meet its working capital requirements. At September 30, 2001, the Company had a negative net working capital of $578,000 as compared to a negative net working capital of

$101,000 at December 31, 2000 or an increase of $477,000. During the period ended September 30, 2001, the Company generated cash from operations of $211,0000, which was primarily from an increase in accounts payable, income taxes receivable and decreases in inventory and prepaid expenses which was partially offset by an increase in accounts receivable and a decrease in accrued expenses. The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the rate of the financial institution's prime rate (6.00% at September 30, 2001) plus 4% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and net equity covenants. At September 30, 2001, the Company was not in compliance with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender. As of September 30, 2001, $1,932,551 was outstanding and approximately $165,000 was available under the terms of the line of credit.

On October 30, 2000, the Company entered into a loan agreement with a lender for $675,000 with proceeds of approximately $504,000, net of loan costs and other payables. On October 8, 2001, the loan maturity date was extended to November 3, 2002. The loan is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. Interest is payable monthly at the rate of the Prime Rate (6.00% at September 30, 2001) plus 2.5%.

The Company is currently seeking additional new financing arrangements through subordinated debt and/or equity providers. We cannot guarantee that we will be able to obtain funds when we need them or on acceptable terms, if at all. Any inability to obtain funds when we need them would have a material adverse effect on our financial condition. At September 30, 2001, the Company had a negative net working capital of $578,000 and an accumulated deficit of approximately $5,918,000. As a result, the Company is vigorously continuing to evaluate further reductions in operating expenses and manpower requirements, and revise vendor payment terms to the extent possible. We cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for the remainder of the Year 2001 and beyond. There are also continued efforts to convert certain assets to cash on an accelerated basis which may include the sale and/or sale and leaseback of the current facility in Irvine, CA. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.


ITEM 3:
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At September 30, 2001 and December 31, 2000, respectively the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at September 30, 2001 and December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

           None.

(b) Reports on Form 8-K

           During the third quarter of 2001 the following Form 8-K was filed:

           On July 9, 2001, PIC filed a Form 8-K to disclose the resignation of Mr. William J. Howell (Director).


                                   SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROLONG INTERNATIONAL CORPORATION

Date:  November 13, 2001            /s/  Nicholas Rosier
                                    --------------------------------------------
                                    Nicholas Rosier
                                    Chief Financial Officer
                                    (Principal Financial Officer)