Form 10-K
period 2001-12-31
PROLONG INTERNATIONAL CORP
filed 2002-03-26
CIK 1016965

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                       ***

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2001

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

                       6 Thomas, Irvine, California 92618
                       ----------------------------------
                    (Address of principal executive offices)

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

                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 20, 2002, was approximately $2,085,300.

The number of outstanding shares of the Registrant's Common Stock as of March 20, 2002 was 29,789,598.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2002, are incorporated by reference into Part III.

                 Exhibit Index on Sequentially Numbered Page 52

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

     On February 5, 1998, PIC entered into a definitive agreement with EPL Pro-Long, Inc., a California Corporation ("EPL"), under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC's common stock, $0.001 par value per share (the "PIC Common Stock"). With the purchase, PIC acquired the patents for the anti-friction metal treatment ("AFMT") technology and related trademarks and, as a result, owns the exclusive, worldwide rights to manufacture, sell and distribute lubrication and other products based on AFMT and owning the "Prolong" name. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. This transaction closed on November 20, 1998. On November 25, 1998, the U.S. District Court in San Diego, California (the "Court") granted a temporary restraining order without a hearing in response to a purported class action filed by a group of plaintiffs representing less than 2% of the outstanding shares of EPL's common stock against PIC, PSL, EPL and certain of their respective former and current officers and directors. On October 12, 2001 the case was settled as a class action, dismissing all of the claims with prejudice. In settlement, PIC issued 1,350,695 additional shares of its common stock to EPL, out of which one-third of those shares were distributed to certain of plaintiff's attorneys and two-thirds of those shares were distributed to EPL shareholders. PIC agreed to waive its claim to reimbursement for EPL's accrued expenses of approximately $430,000 as additional purchase consideration. The acquisition of the assets of EPL by PIC is now completed and all associated litigation has been dismissed. See "Legal Proceedings".

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


     Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements. During 1997 and 1998, working capital was generated primarily through operations. Working capital for 1999, 2000 and 2001 was generated through operations, the utilization of the Company's line of credit with a bank and new financing in the form of subordinated debt. In 2002, Prolong anticipates generating a positive cash flow from operations and will continue to seek additional financing in the form of secured debt, subordinated debt, and/or equity to finance its activities and the execution of its strategic plan.

Products

     Prolong markets a variety of products, some of which are based on AFMT. AFMT is a patented extreme-pressure lubricant formula which can be blended with many other lubricants and formulations to create a wide variety of individual lubricant products with superior extreme pressure friction fighting characteristics. AFMT can also be blended with other constituents to create additional products, which may be added to Prolong's product line. AFMT bonds to the metal surfaces with which it comes into contact, resulting in reduced friction and heat buildup when subjected to pressure. Prolong believes that AFMT is most effective in extreme pressure applications, where metal-to-metal contact, and the resulting contact, can be severe such as: gears (at the contact point where the teeth of the gear touch each other - for example in hypoid gears); engines (at the contact points where metal to metal pressure squeezes out the normal boundary lubrication - for example where the camshaft contacts the lifters; where the main bearings contact the crankshaft; where the rod bearings contact the rod and the bearing cap); and machinery (at the metal to metal contact points where surface or boundary lubrication breaks down metal contacts under heavy loads - for example in a steel mill where rolling steel contacts steel rollers).

     AFMT is composed of petroleum distillates and other chemicals and contains no solid particles. Typically, performance enhancing lubrication additive formulations contain solid particles such as lead, molybdenum disulphides, PTFE resins, Teflon(TM), fluorocarbon resins or fluorocarbon micropowder. Prolong believes that the primary disadvantage to particulate material in lubricant additives is that it tends to distribute unevenly and can result in excessive particulate build-up. Because AFMT contains no solid particles, Prolong believes that there is no risk of excessive build-up, because the lubrication "film coat" is uniform and microscopically thin.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

         Prolong markets the following lubricant products, each of which can be utilized in multiple applications:

         Prolong Anti-Friction Metal Treatment "AFMT" - This is Prolong's fundamental lubricating oil which is made according to a patented formula for use as an extreme pressure lubricant. It is packaged in concentrate form and is designed to be added by the customer to the lubrication oils in engines, gears, and other machinery.

         Prolong Engine Treatment and Engine Treatment Booster - Formulated for use in the lubrication of internal combustion engines, Prolong believes that this product helps mitigate friction, heat and wear under extreme pressure conditions in engines. Prolong Engine Treatment is suitable for use in both gasoline and diesel engines.

         Prolong Transmission Treatment - Formulated for use in both automatic and manual transmissions and for other applications, such as heavy duty industrial gear boxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal.

         Prolong Fuel System Treatment - This product is formulated to help optimize fuel efficiency by lubricating the "top end" of internal combustion engines and by helping clean and maintain fuel injectors and other fuel system components. This product is designed to help maintain peak engine performance and optimize overall mileage. The formula is EPA registered and is compatible with all grades of gasoline.

         Prolong "Fast-Fuel"(TM) Octane Power Boost - This product is a specially formulated gasoline additive that is designed to help boost octane, help restore lost horsepower, help improve fuel mileage and help mitigate knocks, pings and engine hesitation.

         Prolong "Fast-Fuel"(TM) Injector Cleaner - This product is formulated as a fuel additive designed to help remove deposits on clogged fuel injectors and intake valves, to help clean dirty fuel injectors, to help keep carburetors, combustion chambers, manifolds and ports clean, and consequently help maintain optimum engine performance and optimum mileage.

         Prolong High Performance Multi-Purpose EP-2 Grease - This product is formulated to provide a wide range of lubricating benefits to industrial equipment under extreme pressure, high and low temperature extremes, and potential water washout conditions. Prolong believes that this product represents a substantial improvement in lubrication performance relative to other products on the market in applications benefiting from an extreme pressure grease formulation.

         Prolong "SPL100" Super Penetrating Lubricant - This product is formulated to lubricate, penetrate, and prevent corrosion, free sticky mechanisms, displace moisture, stop squeaks, and reduce friction and wear. This product can also serve as a light duty machining, tapping and drilling fluid.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

         Prolong "Ultra-Cut 1" Water Soluble Cutting Fluid - This product is formulated to lubricate and cool metal tools and parts during machining operations. This product can be used in Computer Numerically Controlled ("CNC") metal turning and machining operations. Prolong believes that the use of this product will provide higher feed rates and operating speeds, finer surface finishes, and improved cutting tool life.

         Prolong Multi-Purpose Precision Oil - This product is formulated as a fine, light oil for use in lubricating precision tools and equipment. This product is designed to provide smooth lubrication, which Prolong believes results in optimal operation of precision equipment and tools and extension of useful life.

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

         Prolong Paint Sealant - Prolong Paint Sealant is designed to give durable shine and protection to a vehicle's paint. The wipe on, wipe off formula is easily applied with the patented Prolong refillable applicator.

         Prolong Waterless Wash - This product is designed to both wash and shine a vehicle in as little as 15 minutes through a simple spray and wipe technique, without using water. Special lubricating agents encapsulate and lift dirt particles to clean safely without scratching, leaving a smooth, shiny, protected finish. The product removes bugs, tar, tree sap, road film and bird droppings.

         Prolong Super Protectant -This product is formulated to provide durable protection to vinyl, rubber and plastic surfaces. An easy-to-use patented applicator is included with this product.

         Prolong Super Cleaner - This product combines a multi-purpose cleaner, degreaser and stain remover into one product. It is designed to be strong enough to degrease an engine, remove brake dust and clean whitewalls, yet gentle enough to remove food stains and ground-in dirt from carpets and fabric seats without damaging the underlying fabric.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

         Prolong Super Glass Cleaner - Unlike household cleaners, Prolong Super Glass Cleaner is designed specifically for road grime, oily film, bugs and dirt found on car windows. This product is designed to leave windows clean and streak-free and has been formulated without ammonia to be safe for tinted windows.

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

         Consumer Automotive - The consumer automotive market consists of automobiles, light trucks, motorhomes, motorcycles, snowmobiles, jet skis, and other fuel burning vehicles. The owners of these vehicles represent a significant source of customers for Prolong's lubricants, fuel conditioners, appearance products and other future additions to the Prolong product line. Recognizing this fact, this market has been the primary target of Prolong's marketing efforts to date.

         Consumer Household - The consumer household lubrication market is a potentially lucrative segment of the industry which could prove receptive to Prolong's products for uses as varied as fishing reels, guns, windows, sliding doors, garage doors, sewing machines, electric hair clippers, bicycles, tricycles, scooters, skateboards, garage door openers, lawn mowers, snow blowers, drills, saws, door locks, hinges, rusted bolts, and virtually anything made of metal that must be lubricated in order to maintain performance. Prolong currently manufactures "SPL100 Super Penetrating Lubricant" and "Prolong Multi-Purpose Precision Oil" for this market.

         Industrial - The industrial market encompasses an enormous variety of major and minor manufacturers. This market includes businesses such as steel mills, automobile manufacturers, aircraft manufacturers, paper mills, electric motor manufacturers, petrochemical manufacturers, oil refineries, mining operations and electrical generating facilities, all of which require lubricants and Prolong believes would benefit from the increased performance of Prolong's products. Even more numerous are the smaller industrial facilities, such as machine shops and other fabrication businesses throughout the world. Prolong further believes that businesses engaged in stamping, molding, die casting, boring, drilling, honing and a number of other similar operations could realize significant cost savings by using the full line of Prolong's products. Prolong anticipates pursuing the industrial market through a network of manufacturer's sales representatives and through established industrial distributors.

         Federal, State, & Local Governments - The government market is not only very large, but Prolong believes it is also extremely varied. It includes cities, counties, states and all of the federal government agencies. Prolong believes that these agencies collectively purchase, operate, and maintain a significant investment in trucks, automobiles, buses, tanks, airplanes, helicopters, boats, ships, radar equipment, guns, miscellaneous equipment and tools, as well as many other mechanisms, all of which require adequate lubrication. The federal government represents potential sales by Prolong to many different agencies such as the Department of Defense, NASA, Department of Energy, Department of Transportation and other federal governmental agencies. Procurement procedures require that products used in or on military equipment must be manufactured according to certain military specifications ("MIL Specs"). Prolong intends to apply for and receive United States MIL Specs for certain of its products, and to market products not only to the United States military, but to foreign militaries as well. Prolong plans to develop the military market, both here and abroad, through the utilization of specialists who are familiar with military procurement procedures and with the special needs of the military services. Potential sales to state governments include users such as the National Guard, highway patrol, state police and other state agencies. Both county and city governments are potential Prolong customers for use by police, fire, water, gas, waste management and other local departments. Public transportation entities are major potential customers for Prolong's products, and Prolong intends to focus its efforts to market products to these entities at the various levels of government. Prolong believes that rapid transit districts throughout the country are facing a serious problem with noisy and polluting diesel buses. The Los Angeles Rapid Transit District, for example, has 3,300 buses and is currently under heavy public and regulatory pressure to reduce emissions. In addition to diesel buses, there are a significant number of

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

other vehicles currently operated by county and city public transportation agencies which Prolong believes, if treated with its products, could run cleaner, quieter, last longer and would burn less fuel.

Future Markets For Prolong's Products

         Prolong believes the following to be significant opportunities for expansion of its marketing efforts into diverse niches of the lubricant market. There can be no assurances that Prolong will be successful at penetrating any of these potential markets.

         Commercial Trucking - Prolong has developed a product line and has begun to develop a market for these products in the long-haul trucking industry. A substantial portion of the distribution of goods in this country occurs via truck shipments. Consequently, large quantities of oil and diesel fuel are consumed by trucks operated in this industry. Prolong believes that the use of its products in the long-haul trucking industry may provide an economic advantage to truck operators because of the increased operating efficiency demonstrated by engines treated with AFMT-based products. Prolong believes that this increased efficiency may directly result in a reduction in fuel costs and overall transportation costs. Further, the use of AFMT-based products may provide additional savings to this industry in the form of reduced service and repair costs over the useful life of the trucks due to AFMT's propensity to reduce engine wear and the wear of other "treated" components.

         Agricultural Applications - The agricultural industry represents another potentially significant market for Prolong's products. Modern agricultural machinery and equipment tend to be highly complex and are often subjected to harsh working environments. As a result of the harsh environments, the machinery and equipment operates inefficiently and results in increased fuel consumption and a decreased productive life-cycle due to increased mechanical wear. Prolong believes that the use of its products could save the agriculture industry substantial sums by reducing these industry wide losses caused by friction and contaminants.

         Marine Applications - The marine market includes both freshwater and salt water boats and ships, from outboard fishing skiffs to pleasure boats, yachts and other marine vessels. Prolong has the ability to formulate special products for the harsh marine environments, including marine grease and a special 2-cycle oil for small outboard motors. Prolong believes that in diesel powered boats and ships, Prolong Fuel System Treatment can provide benefits similar to those attained from use in diesel truck engines.

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

         International sales comprised 4.7%, 7.8%, and 6.7% of PIC's revenues in 1999, 2000, and 2001, respectively. Prolong consummates such sales through independent distributors and, as such, has nominal assets attributable to its international sales.

Marketing And Distribution Of The Products

         Prolong distributes its products through both national and regional automotive aftermarket stores, traditional automotive aftermarket stores, mass merchandisers, installers, independent distributors, and directly to consumer end-users via direct response television sales and the internet. Currently, Prolong has approximately 450 distributors in the United States. Additionally, Prolong has ten international distributors located in Europe, Asia,

Africa and South America. Prolong currently employs a direct sales force of 5 people to service its distributors. The Company utilizes contract warehouses located in Southern California to store and ship its lubricant products.

         Prolong's automotive retailers include AutoZone, CSK Auto, Pep Boys, Discount Auto, O'Reilly Auto, Restoration (Trak Auto, Forest City, Twin B, Grundy), Strauss Discount Auto, Murray's Discount Auto, VIP Discount, and a number of other regional and independent automotive retailers.

         In the traditional automotive aftermarket arena, Prolong distributes through General Parts, Inc./CarQuest, Genuine Parts Company/NAPA and hundreds of additional traditional automotive aftermarket locations.

         Prolong's mass retailers include Wal-Mart and Target Stores. Additionally, Prolong products are distributed through approximately 500 car dealerships and approximately 600 professional installers throughout the United States.

         The Company sells its products online through its website at www.prolong.com. Fulfillment of direct sales to online customers is done on site
---------------
at the Company's headquarters. The Prolong website has e-commerce capabilities as well as general product and Company information. Prolong intends to continue to develop its website during 2002 and to further utilize the Internet as a means of marketing and distributing its products directly to the public, as well as communicating with its shareholders and the public in general. The products offered by Prolong have been marketed through endorsements by well-known spokespersons, event sponsorships, spot television ads, print and electronic media, trade shows, motorsports, direct response television advertisements, radio, press releases, public relations, in-store point of sale materials and promotions, sweepstakes, and through the Internet on Prolong's website, www.prolong.com.
---------------

         In the area of product endorsements, Prolong has an ongoing agreement by which it retained the services of Al Unser to endorse and promote Prolong's products. Mr. Unser has agreed to make certain appearances to assist in marketing the products and has agreed to license his name and likeness in connection with the marketing of Prolong's products.

         In the area of motorsports sponsorships, Prolong has executed an associate sponsorship agreement with the New York Yankees sponsored Top Fuel Dragster owned by Gwynn Enterprises, Inc. dba Darrell Gywnn Racing pursuant to which the racing team and driver will provide promotional services and appearances and will recognize "Prolong Super Lubricants" as a sponsor of the "New York Yankees Sponsored Dragster" through the year 2002 in all National Hot Rod Association ( "NHRA") events. The agreement calls for the display of the Prolong name and logo on the dragster and related racing components in all races and other events in which the dragster appears.

         Prolong was the title rights sponsor in one nationally televised national drag racing event during 2001, at the NHRA sanctioned Prolong Super Lubricants Northwest Nationals held in early August in the Seattle area. The agreement provided for primary signage and prominent recognition in all racing promotions including television advertising to promote the event, tickets, trophies, print ads and all NHRA printed material relating to the NHRA's national schedule throughout the year. At this time, the Company has not entered into any definitive agreements to act as the title rights sponsor at any NHRA or IHRA sanctioned events during 2002.

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

         From time to time, Prolong utilizes direct response television advertising, commonly called infomercials, in order to educate the public about the benefits and features of Prolong products, to promote the brand, and to sell products directly to consumer end users. To date, Prolong has premiered three separate infomercials. Results through the infomercials vary from program to program and from time slot to time slot but in general have been

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

beneficial to Prolong due to the fact that they provide television exposure at reduced costs from traditional television spot advertising, as well as fill the market demand for mail order purchases. In general, Prolong believes that no more than 5% to 10% of its customers will buy Prolong products through infomercials and mail order delivery, but Prolong does believe that there is a wide viewing audience that is exposed to its products through the infomercials and ultimately purchases Prolong products at a retail establishment. Prolong intends to air infomercials from time to time so long as they are economically viable, help to build the brand throughout the marketplace, and drive retail sales.

Competition

         The market for Prolong's products is highly competitive and is expected to remain so in the future. The basic formula of Prolong's lubricant products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1989. The market for Prolong's products is characterized by rapid technological advances, frequent new product introductions and evolving industry standards. Some of Prolong's principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP(R)) and Pennzoil-Quaker State Company (Slick 50(R)), both of which market engine treatments. Other competitive engine treatment brands include Duralube(R), and Z-MAX(TM). Prolong's competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar's, Inc., Pennzoil-Quaker State Company and The Clorox Company. Further, Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong's markets in the future.

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

         Prolong believes that its current competitive edge lies with the superior lubrication performance of its products relative to that of its competitors, the awareness of its brand among consumers, the value offered by the brand as perceived by consumers and its distribution channels. In order for Prolong to draw attention to the superior performance of its products, Prolong is treating and marketing its products as a unique specialty line of high performance products as opposed to a high volume product line.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Customers

         In 2001, Prolong's sales to automotive aftermarket retail chain stores, mass merchandisers, and independent distributors comprised approximately 89.4% of its revenues while sales to commercial, industrial and other customers comprised 9.6% of total revenues. Approximately 1.0% of Prolong's 2001 sales resulted as a response to the airing of the infomercials. In 2001, four retail customers comprised approximately 66.8% of its revenues.

Intellectual Property

         On February 5, 1998, PIC entered into a definitive agreement with EPL Prolong, Inc., a California corporation ("EPL") under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC Common Stock. With the closing of the acquisition on November 20, 1998, PIC acquired the U.S. and foreign patents owned by EPL pertaining to the AFMT technology and related U.S. and foreign trademarks. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the "Prolong" name. As a result of the transaction, PIC owns the exclusive rights to manufacture, distribute and sell products based on the patented technology in the U.S. and in certain foreign countries, and to use the "Prolong" trade name and trademarks. See "Legal Proceedings."

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Royalty Agreements

         Prolong has entered into a service and endorsement contract with Al Unser whereby Prolong agreed to pay royalties on all net lubricant retail sales according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. Maximum payments under this arrangement were:
$100,000 in year one, $125,000 in year two and $150,000 in year three. The option to extend this agreement for an additional five years was exercised. For the five years under the extension, the Company agreed to pay royalties at the rate of 0.5% from November 1, 1999 through October 31, 2000 and 0.6% from November 1, 2000 through October 31, 2004 on all net lubricant retail sales. For each of these years, the Company pays a guaranteed minimum payment of $75,000. Maximum payments are $100,000 in the first year of the renewal period and $125,000 each year thereafter. During 2001, Prolong expended $74,330 under this agreement.

Employees

         As of March 15, 2002, PIC and its subsidiaries collectively employed 26 full-time employees, including 3 executive officers, and no part-time employees. None of Prolong's employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

ITEM 2. Properties
------- ----------

         PSL leases approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California. PSL originally purchased this facility from Huck International, Inc. (a subsidiary of Thiokol Corporation, PSL's former lessor) pursuant to the exercise of its lease option on February 23, 1998. The consideration paid by PSL for the facility was $2,690,000. PSL utilized $248,000 in cash on hand and borrowed funds in the amounts of $1,692,000 and $750,000, from Bank of America and from CDC Small Business Finance Corp., respectively. Escrow closed on the purchase and sale on April 30, 1998. The outstanding loans from Bank of America and CDC Small Business Finance Corp. are collateralized by the purchased land and building. On October 30, 2000 the Company entered into a loan agreement with a lender for a $675,000 loan. The loan is collateralized by a third priority trust deed lien against the Company's real property in Irvine, California. On December 31, 2001, PSL sold its 6 Thomas, Irvine, California headquarters building to an investment group for $3,675,000. The buyers made a cash payment of approximately $1,338,667, and took "subject to" the existing first trust deed in the amount of $1,609,057, took "subject to" the second trust deed in the amount of $675,276, and formally assumed the third trust deed loan in the amount of approximately $252,000. From the cash down payment received by the Company, $423,000 was applied to a principal payment on the third trust deed loan. The gain on the sale of the building in the amount of approximately $1,223,000, which is reflected on the Balance Sheet under "Deposits on Building Under Sales Contract", will be recognized in a future period when the Company's obligations and guarantees associated with the first and second trust deed loans have been extinguished. At the closing, the Company entered into a lease of the building with the buyer for a period of sixty months on the lower floor and eighteen months on the upper floor, and continued its business operations in the building. See "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Liquidity and Capital Resources." PIC considers the present facilities to be adequate for Prolong's current operations and for those reasonably expected to be conducted during the next twelve months. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings
------- -----------------

         On November 17, 1998, Dr. Michael Walczak on behalf of himself and other shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court in San Diego, California against EPL, PIC, PSL and certain of their respective former and current officers and directors alleging breach of contract, certain fraud claims, civil RICO (Racketeering Influenced and Corrupt Organizations Act), breach of fiduciary duty and conversion and sought monetary damages in connection with PIC's acquisition of the assets of EPL Prolong, Inc. On October 12, 2001 the case was settled as a class action, dismissing all of the claims with prejudice. In settlement, PIC issued 1,350,695 additional shares of its common stock to EPL, out of which one-third of those shares were distributed to certain of plaintiff's attorneys and two-thirds of those shares were distributed to EPL shareholders. PIC

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

agreed to waive its claim to reimbursement for EPL's accrued expenses of approximately $430,000 as additional purchase consideration. This suit was settled without any admission of wrongdoing or liability on the part of PIC or any of the defendants. Settlement of this suit had no material adverse affect on the Company's financial position or results of operation.

     In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among others items. As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based variously on allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief. Class counsel and the Company have entered into a stipulation of settlement on three of the suits, namely Fernandes et al v PSL, Bowland et al v PSL and Mata et al v PSL, which settlements were preliminarily approved by the court in February 2002. In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring in eighteen months from date of settlement. In addition, the Company will reimburse plaintiff's legal counsel as a group in an amount not to exceed $65,000. Settlement of these as suits as currently proposed will have no material adverse affect on the Company's financial position or results of operation.

     In the fourth and last of the FTC related suits, Kachold v PSL, a separate settlement was reached with the individual plaintiff for $1,000 and $1,000 in attorney fees, with the class claims being dismissed with prejudice contingent upon final court approval of the above referenced class action settlements.

     On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL, PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of EPL, PIC et al, the effect of which was to reduce the number of complaining parties from approximately one hundred to less than twenty, and dismissing various causes of action. The trial court subsequently denied plaintiff's motion to certify the case as a class action. The remaining Helman plaintiffs have appealed the trial court's order denying certification of the case as a class action. Management believes that there is no merit to the plaintiffs' complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company's financial position or results of operations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
------- ---------------------------------------------------------------------

Price Range of Common Stock

     PIC Common Stock is currently trading on AMEX under the symbol "PRL." High and low sales prices as furnished by AMEX for each quarter during 2000 and 2001 are as indicated below.

         Quarter Ended:                        High             Low
         --------------                        -----           -----

         March 31, 2000                        $0.75           $0.30
         June 30, 2000                         $0.63           $0.31
         September 30, 2000                    $0.50           $0.13
         December 31, 2000                     $0.22           $0.02
         March 31, 2001                        $0.22           $0.06
         June 30, 2001                         $0.15           $0.08
         September 30, 2001                    $0.19           $0.06
         December 31, 2001                     $0.10           $0.06

     PIC has authorized 150,000,000 shares of PIC Common Stock, having a par value of $0.001 per share. As of March 20, 2002, the number of holders of record of PIC Common Stock is approximately 741 and the high and low sales prices as reported by AMEX, were $0.08 and $0.07, respectively. PIC has not declared any cash dividends since inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. PIC does not have any restrictions on its ability to pay dividends on common equity. In addition to PIC Common Stock, PIC's Board of Directors is authorized to issue up to 50,000,000 shares of Preferred Stock with such rights, preferences and privileges as may be determined by PIC's Board of Directors. No such shares of Preferred Stock have been issued to date.

Recent Sales of Unregistered Securities

     On November 2, 2000 Prolong issued a warrant to purchase 900,000 shares of Common Stock to ABQ Dolphin, LP, a California limited partnership, in connection with a certain loan agreement, dated October 30, 2000. The warrant was exercisable at $0.1875 per share (the market value of the Company's Common Stock when the warrants were issued) and shall expire on the seventh anniversary of the date of the original issuance of the warrant. On December 31, 2001, in exchange for assumption of the loan agreement by an outside entity, Prolong amended and restated the warrant to set the exercise price to $0.10 per share.

     On December 12, 2001 Prolong issued a warrant to purchase 81,000 shares of Common Stock to Jeremy E. Kaslow, M.D. Inc., in connection with a certain loan agreement dated December 12, 2001. The warrant is exercisable at $0.15 per share and shall expire on the seventh anniversary of the date of the original issuance of the warrant.

     The sales and issuance of the warrants were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The Company has reason to believe that the purchaser was familiar with or had access to information concerning the operations and financial condition of the Company, and the purchaser represented that it was acquiring the warrant and the underlying shares of Common Stock for investment and not with a view to the distribution thereof. At the time of the issuance, the warrant was deemed to be a restricted security for purposes of the Securities Act of 1933 and the certificate representing the warrant (and the shares issued upon exercise) bear legends to that effect.

     On or about December 28, 2001, PIC issued an aggregate of 4,331,730 shares of its Common Stock in connection with the acquisition of EPL (such number to include the cancellation and reissuance of 2,981,035 shares of Common Stock originally issued in 1998). See "Legal Proceedings." The issuance of the shares of Common Stock was

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 set forth in Section 3(a)(10) thereof.

PROLONG INTERNATIIONAL CORPORATION AND SUBSIDIARIES


ITEM 6. Selected Financial Data
-------------------------------

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." The financial data set forth below for the years ended December 31, 1997, 1998, 1999 and 2000, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche LLP. The financial data for the year ended December 31, 2001 is derived from the consolidated financial statements of the Company that have been audited by Haskell & White LLP.

                                                                      Year ended
                                                                     December 31,
                                                                     ------------
                                              1997         1998          1999          2000         2001
                                              ----         ----          ----          ----         ----
Statement of Operations Data
     Net revenues......................... $29,846,795  $35,032,689   $34,470,915   $19,080,218  $13,640,667
     Net income (loss)....................   2,132,553      419,513    (6,580,061)   (1,652,278)  (1,002,544)
     Net income (loss) per share:
         Basic............................       $0.08        $0.02        $(0.23)       $(0.06)      $(0.04)
         Diluted..........................       $0.08        $0.02        $(0.23)       $(0.06)      $(0.04)
     Weighted average common shares:
         Basic............................  25,508,035   25,807,618    28,445,835    28,442,341   28,442,604
         Diluted..........................  25,690,774   26,011,767    28,445,835    28,442,341   28,442,604
Balance Sheet Data
     Total assets......................... $13,748,650  $23,210,872   $21,379,648   $17,715,200  $16,941,397
     Total liabilities....................   4,039,796    5,756,537    10,412,463     8,174,388    8,299,935
     Total stockholders' equity...........   9,708,854   17,454,335    10,967,185     9,540,812    8,641,462
------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

PROLONG INTERNATIIONAL CORPORATION AND SUBSIDIARIES


Results of Operations

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                         Fiscal Year Ended December 31,
                                         ------------------------------
                                          1999       2000       2001
                                          -----      -----      -----

Net revenues                              100.0%     100.0%     100.0%
Cost of goods sold                         30.5       27.6       31.9
                                          -----      -----      -----
     Gross profit                          69.5       72.4       68.1
Selling and marketing expenses             75.0       55.7       46.4
General and administrative expenses        22.2       24.7       26.9
Research and development                     .8        0.5        0.4
                                          -----      -----      -----
     Operating income (loss)              (28.5)      (8.5)      (5.6)
Interest expense                           (1.3)      (2.8)      (4.0)
                                          ------     -----      ------
     Income (loss) before income taxes    (29.8)     (11.3)      (9.6)
Provision (benefit) for income taxes      (10.7)      (2.6)      (2.2)
                                          ------     ------      -----
     Net income (loss)                    (19.1)      (8.7)      (7.4)
                                          ======     ======     ======

     Comparison of the Years Ended December 31, 2001 and December 31, 2000

     Net revenues for the year ended December 31, 2001 were approximately $13,640,700 as compared to approximately $19,080,200 for the year ended December 31, 2000, a decrease of $5,439,500 or 28.5%. Revenues for the year ended December 31, 2001 were derived from the following sources: Retail sales of $12,196,000 and, international and other sales of $1,444,700. Revenues for the year ended December 31, 2000 were derived from the following sources: Retail sales of $16,362,400 and, international and other sales of $2,717,800.

     For the year ended December 31, 2001, retail sales were 89.4% of total revenues while international and other sales comprised 10.6% of total revenues. For the year ended December 31, 2000, retail sales were 85.8% of total revenues while international and other sales comprised 14.2% of total revenues. The lower retail sales for the year ended December 31, 2001 versus the same period a year ago are mainly attributable to a decrease in lubricant sales of $3,850,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure, the effect from the September 11, 2001 tragedy, which resulted in a slower consumer demand for the products and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International and other sales decreased due to a slower demand in South Africa and Asia.

     Cost of goods sold for the year ended December 31, 2001 was approximately $4,345,400 as compared to $5,257,600 for the comparable period of the prior year, a decrease of $912,200 or 17.4%. As a percentage of sales, cost of goods sold increased from 27.6% for the year ended December 31, 2000 to 31.9% for the year ended December 31, 2001. This increase was mainly attributable to the shift in product mix in the retail lubricant sales and the added cost of free promotional products.

     Selling expenses of $6,335,800 for the year ended December 31, 2001 represented a decrease of $4,296,100 over the comparable period of the prior year. This 40.4% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, slotting fees, commissions, salaries (headcount), freight expenses, expenditures for media and print advertising and television airtime purchases. The Company continues to evaluate new advertising/marketing and promotional activities to promote the brand name. Selling and marketing expenses as a percentage of sales were 46.4% for the year ended December 31, 2001 versus 55.7% for the previous year.

     General and administrative expenses for the year ended December 31, 2001 were approximately $3,669,100 as compared to $4,710,000 for the year ended December 31, 2000, a decrease of $1,040,900 or 22.1%. This

PROLONG INTERNATIIONAL CORPORATION AND SUBSIDIARIES


decrease is primarily attributable to a decrease in legal expenses, and salaries (headcount). As a percentage of sales, general and administrative expenses increased from 24.7% in 2000 to 26.9% in 2001. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period. The Company continues to evaluate further reductions in the general and administrative expenses.

     Research and development expenses for the year ended December 31, 2001 were $47,600 as compared to $104,100 for the year ended December 31, 2000, a decrease of $56,500. In 2001, these expenses were attributable to market research and testing of new potential products.

     Interest expense of approximately $550,800 for the year ended December 31, 2001 represented an increase of $12,000 over the comparable period of the prior year.

     Net loss for the year ended December 31, 2001 was approximately $(1,003,000) as compared to a net loss of approximately $(1,652,000) for the comparable period in the prior year, a decrease of $649,000. The decrease is a result of the factors discussed above.

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

PROLONG INTERNATIIONAL CORPORATION AND SUBSIDIARIES


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

     Research and development expenses for the year ended December 31, 2000 were $104,100 as compared to $305,300 for the year ended December 31, 1999, a decrease of $201,200. In 2000, these expenses were attributable to market research of the appearance products, while in 1999; these expenses were related to continued testing and research.

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

Liquidity and Capital Resources

     At December 31, 2001, the Company had a negative net working capital of approximately $149,000 as compared to a negative working capital of $100,000 at December 31, 2000, representing an increase of $49,000. Operating activities provided $370,000 during 2001, primarily from an increase in accounts payable, income taxes receivable and decreases in inventory and accounts receivable which was partially offset by a decrease in accrued expenses. Additionally, the Company used $214,000 in investing activities which was primarily the investment in an affiliate and provided $183,000 from financing activities which were primarily net reductions in the line of credit and notes payable which were offset by deposits under the building sales contract.

     The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution's prime rate (4.75% at December 31, 2001) plus 7%, subject to a minimum interest charge of $50,000 per quarter. At the request of the Company, effective February 7, 2002 the credit facility was reduced to $3,000,000. The credit facility contains certain defined net income and tangible net worth financial covenants. At December 31, 2001, the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender and subordinated debt. As of December 31, 2001, $1,728,868 was outstanding and approximately $36,791 was available under the terms of the line of credit.

     During 2001, the Company reduced headcount, discontinued certain endorsement and sponsorship contracts and aggressively reduced sales and general administrative expenses. The Company anticipates realizing the full impact of these expense reductions in 2002. Additionally, the Company improved its credit and collections function and worked with its vendors to extend payment terms wherever possible. The Company's business plan for 2002 provides for positive cash generation from operations and the Company has initiated an "Accounts Payable

PROLONG INTERNATIIONAL CORPORATION AND SUBSIDIARIES


Discounted Debt Restructure Program", which if successful is expected to reduce the accounts payable balance at December 31, 2001 by approximately $1,300,000 in aged payables. The funds needed for this program are currently being negotiated through a subordinated debt plan. Management cannot guarantee that it will be able to obtain adequate funds when needed or on acceptable terms, if at all. Any inability to obtain funds when needed would have a material adverse effect on the Company's financial condition. At December 31, 2001 the Company had an accumulated deficit of approximately $6,525,000. The Company will continue to search for areas in which to further reduce expenses. The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2002 and beyond. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

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

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking. These forward-looking statements are based on our current expectations that involve risks and uncertainties which may affect, among other things, our ability to maintain our current sales rate or may cause sales to decline. Such risks and uncertainties include, but are not limited to, the following:

     . Competitive, technological, financial and business challenges may make it more difficult for us to continue to sell specialty lubricant and appearance products.
     . We may be unable to retain our existing key sales, technical and management personnel.
     . Increased competition in the specialized lubrication or appearance product markets may cause downward pressure on our prices. o We may be unable to manage our growth effectively. o The lubricant or appearance products industries or our operations or business may face other unforeseen material adversechanges.
     . We may be unable to generate either through operations, debt placements or equity sales, sufficient cash to operate the business profitably.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

delay or scale back our product development and the manufacture of our current products. Any inability to obtain funds when we need them would have a material adverse effect on our business, operating results and financial condition.

We Are Currently Seeking a New Credit Facility

     We have a credit facility with a financial institution that allows us to borrow the greater of $3 million, or eligible accounts receivable and inventories (as defined). As of December 31, 2001, we were in violation of certain financial debt covenants, and as a result we are currently paying interest at the institution's default rate (11.75%). Management is presently discussing remedies with the financial institution regarding the covenant violations, and is actively pursuing a replacement senior secured lender with additional subordinated debt. There is no guarantee that the Company will be able to secure a new credit facility at terms acceptable to the Company, if at all. Further, there is no guarantee that our current lender will not pursue the remedies available to it as the result of our covenant violations.

We Depend on Our Key Management Personnel

     We depend on our key management personnel and our future success will depend in large part upon their contributions, experience and expertise. We have entered into employment agreements with 4 of our senior executives for periods ranging from 3 to 4 years. In addition, our future success will depend upon our ability to attract and retain other highly qualified management personnel. The loss of any key management personnel or our failure to attract and retain other qualified management personnel could have a material adverse effect on our business, operating results and financial condition.

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

The Market in Which We Operate is Highly Competitive

     The current market for our products is highly competitive and we expect competition to increase in the future. Our principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP(TM)) and Pennzoil-Quaker State Corporation (Slick 50(TM)), both of which market engine treatments. Other competitive engine treatment brands include Duralube(R) and Z-Max(TM). Our competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Further, we believe that major oil companies, well established consumer products and new start-up companies not presently offering products that compete directly with our products, may enter our markets in the future. With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar's, Inc., Mothers, Pennzoil-Quaker State Company, and The Clorox Company. Increased competition could result in any or all of the following, which could have a material adverse effect on our business, financial condition, cash flows and results of operations:

     . Price reductions
     . Reduced gross margins
     . Loss of market share
     . Loss of shelf space

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     From the Reorganization through December 1995, we generated revenues of approximately $391,000 and operating losses of approximately $416,000. From December 1995 through December 1998, our operations have generated net income. In 1999, 2000, and 2001 we suffered net losses of approximately $6,580,000, $1,652,000 and $1,003,000. We cannot guarantee our operating success and ability to generate net income in the future.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

A Significant Portion of Our Revenues Currently Comes from a Small Number of Customers, and any Decrease in Revenue from These Customers Could Harm Our Results of Operations

     A significant portion of our revenues comes from only a small number of customers. For example, during fiscal year 2001, four customers accounted for approximately 66.8% of net revenues. We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

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

We Depend on International Sales for Future Growth and Are Subject to Risks Associated with Operating in International Markets

     International sales comprised 6.7% of revenues in 2001 as compared to 7.8% of revenues in 2000. We plan to expand international sales in the future. This will require significant financial resources and management attention. In order to expand sales internationally, we plan to do the following:

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

PROLONG  INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Our Business Is Subject to the Risk of Litigation

     We are subject to various legal proceedings from time to time as part of our business. Such claims or litigation, or other claims or litigation, could result in a decision that is adverse to us. A decision adverse to us in this or any other matter could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations (see "Legal Proceedings")

We Could Be Subject to Environmental Liabilities or Regulatory Compliance Costs

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

We Are Controlled by Management and Certain Stockholders

     As of March 20, 2002, our directors, executive officers and principal stockholders collectively held approximately 35.2% of our outstanding shares of common stock. These stockholders, acting together, have the ability to significantly influence the election of our directors and most other stockholders' actions and, as a result, can direct our business affairs. Such concentration of voting power could delay or prevent our company from taking certain actions including, but not limited to, a change in our company's control.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

stock. However, we cannot guarantee that the issuance of shares of our preferred stock will not have a material adverse effect on the market value of our common stock in the future.

Our Common Stock Price May be Subject to Significant Fluctuations and Volatility

     The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

     .  Quarterly variations in our operating results;
     . Changes in revenues or earnings estimates or publication of research reports by analysts;
     .  Speculation in the press or investment community;
     . Strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;
     .  Actions by institutional stockholders;
     .  General market conditions; and
     . Domestic and international economic factors unrelated to our performance.

     The stock markets in general have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

New Accounting Pronouncements

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

     The Company contracted with an outside consulting valuation firm to evaluate estimated fair value of the Company's intangible assets and to assess the potential impact of adopting these pronouncements on the results of operations and financial position of the Company. At the present time, the Company has received a draft of the related valuation report. Although management is still in the process of evaluating the draft report, based on preliminary analysis, management believes that SFAS 141 and SFAS 142 will not have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

     PIC's financial instruments include cash and long-term debt. At December 31, 2001, the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at December 31, 2001.

ITEM 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

     Consolidated balance sheets of PIC as of December 31, 2001 and 2000, respectively, statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001, and the reports of independent auditors thereon are referenced in ITEM 14 herein.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
------    ----------------------------------------------------------------
          Financial Disclosure
          --------------------

     PIC's financial statements for the years ended December 31, 1999 and 2000 were audited by Deloitte & Touche, LLP, independent accountants. In October 2001, Deloitte & Touche, LLP notified the Company that they resigned as its independent accountants, and PIC engaged Haskell & White, LLP as its independent accountants. The change in PIC's independent accountants was the result of a mutual agreement between PIC and Deloitte & Touche. There were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during such period, which disagreements, if not resolved to the satisfaction Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreements in connection with its records. The decision to engage Haskell & White, LLP was approved by the Board of Directors of PIC.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

     There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the
              ---------------------       ------------------------------------
Securities Exchange Act of 1934" from the Registrant's definitive proxy
-------------------------------
statement for the 2002 Annual Meeting of the Stockholders to be filed with the Commission within 120 days of December 31, 2001.

ITEM 11.  Executive Compensation
-------   ----------------------

     There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Registrant's definitive proxy
         ----------------------
statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

     There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management"
             --------------------------------------------------------------
from the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001.

ITEM 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" and "Certain Transactions" from the
              ----------------------       -------------------
Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and 1999 with Notes and Independent Auditors' Reports

     (2)  Financial Statement Schedule

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

          10.12 The Registrant's 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10 filed July 3, 1997).
          10.20 Standing Loan Agreement between PSL and Bank of America Community Development Bank, dated April 1, 1998; Promissory Note; Deed of Trust, Assignment of Rents and Fixture Filing; Payment Guaranty; and Secured and Unsecured Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4,
                1998).
          10.22 Authorization for Debenture Guarantee 504 Program between the United States Small Business Administration, CDC Small Business Finance Corp. and PSL, dated February 2, 1998, as amended March 3, 1998, as amended again on April 10, 1998; "504" Note; Deed of Turst and Assignment of Rents; Development Company 504 Debenture; and Servicing Agent Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4 filed May 4, 1998).
          10.27 Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000).
          10.28 Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed April 14, 2000).
          10.32 Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier. (incorporated by reference, to the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q filed August 11, 2000).
          10.33 Loan Agreement between PSL and ABQ Dolphin, LP, A California limited partnership, dated October 30, 2000; Promissory Note, Third Priority Trust Deed and Warrant agreement, dated November 2, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly Report on form 10-Q filed November 14, 2000).
          10.34 Proposal to Purchase Property, dated as of December 5, 2001, by and among PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership (incorporated by reference to the same numbered Exhibit to the Registrant's Report on Form 8-K filed on January 31, 2002.)
          10.35 Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant's Report on Form 8-K filed on January 31, 2002.)
          10.36 Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation.(incorporated by reference to the same numbered Exhibit to the Registrant's Report on Form 8-K filed on January 31, 2002.)
          21.1 Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 25, 1999).
          23.1  Consent of Deloitte & Touche LLP.
          23.2  Consent of Haskell & White LLP.
          24.1 Power of Attorney (included as part of the signature page of this Annual Report).

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the fourth quarter of 2001.

          On January 31, 2002, the Company filed a Form 8-K relating to the sale of the property.

          On January 31, 2002, the Company filed a Form 8-K relating to the settlement of litigation matters.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROLONG INTERNATIONAL CORPORATION

March 26, 2002                     By:  /s/  Elton Alderman
                                      ------------------------------------------
                                          Elton Alderman,
                                          President, Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)

March 26, 2002                     By:  /s/  Nicholas M. Rosier
                                      ------------------------------------------
                                          Nicholas M. Rosier,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

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



               Signature                                       Title                              Date
               ---------                                       -----                              ----
/s/  Elton Alderman                             President,  Chief Executive Officer and       March 26, 2002
----------------------------------------        Chairman of the Board
Elton Alderman                                  (Principal Executive Officer)

/s/  Thomas C. Billstein                        Vice  President  and  Chief   Operating       March 26, 2002
----------------------------------------        Officer, Secretary and Director
Thomas C. Billstein

/s/  Nicholas M. Rosier                         Chief Financial Officer                       March 26, 2002
----------------------------------------        (Principal Financial Officer)
Nicholas M. Rosier

/s/  Richard L. McDermott                       Director                                      March 26, 2002
----------------------------------------
Richard L. McDermott

/s/  Gerry L. Martin                            Director                                      March 26, 2002
----------------------------------------
Gerry L. Martin

/s/  Gregory W. Orlandella                      Director                                      March 26, 2002
----------------------------------------
Gregory W. Orlandella

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders of Prolong International Corporation:


  We have audited the accompanying consolidated balance sheet of Prolong International Corporation and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2001.

  HASKELL & WHITE LLP

  Irvine, California
  March 18, 2002



                 See notes to consolidated financial statement.
                                     Page 31

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders of Prolong International Corporation:

  We have audited the accompanying consolidated balance sheet of Prolong International Corporation and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2000, listed in the Index at
  Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  DELOITTE & TOUCHE LLP

  Costa Mesa, California
  March 2, 2001



                 See notes to consolidated financial statement.
                                     Page 32

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
  AS OF DECEMBER 31, 2001 AND 2000

--------------------------------------------------------------------------------------------------------------

                                                                                    2001               2000
  ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                                     $   466,453        $   126,917
  Accounts receivable, net of allowance for doubtful accounts
    of $461,731 and $168,775 in 2001 and 2000, respectively                       2,485,191          3,245,892
  Inventories, net                                                                  691,921            970,236
  Prepaid expenses, net                                                             145,107            360,227
  Income taxes receivable                                                               ---             87,002
  Prepaid television time                                                               ---              5,583
  Advances to employees, current portion                                             31,578             57,525
  Deferred tax assets                                                               877,455            943,177
                                                                                -----------        -----------

      Total current assets                                                        4,697,705          5,796,559

  Property and equipment, net (Note 9)                                            2,879,094          3,193,109

  Intangible assets, net                                                          6,558,007          6,529,986

  Deferred tax assets, noncurrent                                                 2,349,552          1,972,387

  Investment in affiliate                                                           224,997                ---

  Other assets                                                                      232,042            223,159
                                                                                -----------        -----------

  TOTAL ASSETS                                                                  $16,941,397        $17,715,200
                                                                                ===========        ===========





                 See notes to consolidated financial statement.
                                     Page 33

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000 (Continued)

-----------------------------------------------------------------------------------------------
                                                                         2001           2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $2,647,266     $2,183,482
Accrued expenses                                                         416,203        937,618
Line of credit                                                         1,728,868      2,050,716
Notes payable, current                                                    53,974        725,442
                                                                     ------------    -----------

    Total current liabilities                                          4,846,311      5,897,258

Deposits under building sales contract (Note 9)                        1,223,265            --

Notes payable, noncurrent                                              2,230,359      2,277,130
                                                                     ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  no shares issued or outstanding                                            --             --
Common stock, $0.001 par value; 150,000,000 shares authorized;
  29,789,598 and 28,438,903 shares issued and outstanding in 2001
  and 2000, respectively                                                  29,789         28,439
Additional paid-in capital                                            15,137,105     15,035,261
Accumulated deficit                                                   (6,525,432)    (5,522,888)
                                                                     ------------    -----------

    Total stockholders' equity                                         8,641,462      9,540,812
                                                                     ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $16,941,397    $17,715,200
                                                                     ============   ============


                 See notes to consolidated financial statement.
                                     Page 34

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

---------------------------------------------------------------------------------------------------

                                                      2001             2000                 1999
NET REVENUES                                      $13,640,667      $19,080,218          $34,470,915

COST OF GOODS SOLD                                  4,345,451        5,257,600           10,500,586
                                                -------------      -----------         ------------

GROSS PROFIT                                        9,295,216       13,822,618           23,970,329

OPERATING EXPENSES:
Selling and marketing expenses                      6,335,810       10,631,959           25,850,474
General and administrative expenses                 3,669,122        4,709,504            7,645,321
Research and development                               47,628          104,089              305,297
                                                -------------     -------------       -------------

  Total operating expenses                         10,052,560       15,445,552           33,801,092
                                                -------------     -------------       -------------

OPERATING (LOSS) INCOME                             (757,344)       (1,622,934)         (9,830,763)

OTHER INCOME (EXPENSE), net:
Interest expense                                    (550,825)         (538,802)           (454,142)
Interest income                                        8,483            12,213              10,918
                                                -------------     -------------       -------------

  Total other income (expense)                      (542,342)         (526,589)           (443,224)
                                                -------------     -------------       -------------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                                (1,299,686)       (2,149,523)        (10,273,987)


(BENEFIT) PROVISION FOR INCOME TAXES                (297,142)         (497,245)         (3,693,926)
                                                -------------     -------------       -------------


NET (LOSS) INCOME                               $ (1,002,544)     $ (1,652,278)       $ (6,580,061)
                                                =============     =============       =============

NET (LOSS) INCOME PER SHARE:
Basic                                                $ (0.04)          $ (0.06)             $(0.23)
                                                     ========          ========             =======

Diluted                                              $ (0.04)          $ (0.06)             $(0.23)
                                                     ========          ========             =======


WEIGHTED AVERAGE COMMON SHARES:
Basic                                              28,442,604        28,442,341          28,445,835
                                                   ==========        ==========          ==========
Diluted                                            28,442,604        28,442,341          28,445,835
                                                   ==========        ==========          ==========


                 See notes to consolidated financial statement.
                                     Page 35

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Retained
                                                             Common stock          Additional        earnings           Total
                                                    ---------------------------      paid-in       (Accumulated      stockholders'
                                                        Shares         Amount        capital         (deficit)          equity

BALANCES, December 31, 1998                           28,445,835      $28,446      $14,716,438      $ 2,709,451       $17,454,335

Compensation costs related to options                        --           --            92,911              --             92,911
Net loss                                                     --           --               --        (6,580,061)       (6,580,061)
                                                      ----------     --------      -----------      ------------     -------------


BALANCES, December 31, 1999                           28,445,835       28,446       14,809,349       (3,870,610)       10,967,185

Shares exchanged as collection for accounts receivable    (6,932)          (7)          (3,459)             --             (3,466)
Compensation costs related to options                        --           --            61,000              --             61,000
Issuance of warrants to lender                               --           --           168,371              --            168,371
Net loss                                                                                             (1,652,278)       (1,652,278)
                                                      ----------     --------      -----------      ------------     -------------

BALANCES, December 31, 2000                           28,438,903       28,439       15,035,261       (5,522,888)        9,540,812

Compensation costs related to options                        --           --             8,646              --              8,646
Issuance of common stock shares from EPL settlement    1,350,695        1,350           93,198              --             94,548
Net loss                                                     --           --               --        (1,002,544)       (1,002,544)
                                                      ----------     --------      -----------      ------------     -------------

BALANCES, December 31, 2001                           29,789,598     $ 29,789      $15,137,105     $ (6,525,432)       $8,641,462
                                                      ==========     ========      ===========     =============       ==========


                 See notes to consolidated financial statement.
                                     Page 36

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------

                                                                                2001                2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $1,002,544)         $1,652,278)      $6,580,061)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                 838,601             886,334          872,088
  Provision for doubtful accounts                                               292,956            (220,957)        (190,268)
  Deferred taxes                                                               (311,443)          1,247,116       (3,659,244)
  Reserve for inventory obsolescence                                                --              (65,185)         884,024
  Reserve for other assets                                                          --                  --           581,713
  Loss on exchange of common stock received for accounts receivable                 --               (3,466)             --
  Compensation costs related to options                                           8,646              61,000           92,911
  Issuance of warrants to lender                                                140,309              28,062              --
  Changes in assets and liabilities, net of effects of acquisition:
    Accounts receivable                                                          27,588            (277,476)       2,392,864
    Inventories                                                                 278,315           1,266,677         (140,503)
    Prepaid expenses                                                             74,811             (37,272)         552,084
    Income taxes receivable                                                      87,003               7,273          350,096
    Prepaid television time                                                       5,583              (5,583)         627,050
    Other assets                                                                (11,785)             (6,674)         (26,298)
    Accounts payable                                                            463,784            (660,361)         965,425
    Accrued expenses                                                           (521,416)           (272,508)        (250,037)
                                                                             ----------          ----------       ----------

      Net cash provided by (used in) operating activities                       370,408             294,702       (3,528,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (12,152)             (7,083)        (535,571)
Employee advances                                                                23,099              49,725           90,107
Investment in affiliate                                                        (224,997)                --               --
                                                                             ----------          ----------       ----------

      Net cash (used in) provided by investing activities                      (214,050)             42,642         (445,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable                                                          --              675,000              --
Payments on notes payable                                                      (718,239)            (45,922)         (44,462)
Net (payments) proceeds from line of credit                                    (321,848)         (1,934,284)       3,985,000
Deposits under building sales contract                                        1,223,265                 --               --
                                                                             ----------          ----------       ----------

      Net cash provided by (used in) financing activities                       183,178          (1,305,206)       3,940,538
                                                                             ----------          ----------       ----------


                 See notes to consolidated financial statement.
                                     Page 37

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


                                             2001         2000         1999


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     $339,536   $ (967,862)  $  (33,082)

CASH AND CASH EQUIVALENTS,
  Beginning of year                         126,917    1,094,779    1,127,861
                                           --------   ----------   ----------

CASH AND CASH EQUIVALENTS, end of year     $466,453   $  126,917   $1,094,779
                                           ========   ==========   ==========
SUPPLEMENTAL DISCLOSURES -
  Cash paid during the year for:

    Income taxes                           $ 13,600   $   92,000   $      --
                                           ========   ==========   ==========
    Interest                               $550,825   $  538,802   $  454,142
                                           ========   ==========   ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 2001, the Company completed the following transactions:
     Recorded $8,646 to additional paid-in capital for compensation costs related to stock options. Issued 1,350,695 shares of common stock valued at $94,548 as additional consideration for the business assets of EPL Pro-Long, Inc. and increased the purchase price of the acquisition by $440,157 for waiver of accrued expenses.

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


                 See notes to consolidated financial statement.
                                     Page 38

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1998
--------------------------------------------------------------------------------

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

     Management's Plans Regarding Financial Results and Liquidity - During 2000 and 2001, the Company incurred net losses of approximately $1.7 million and $1.0 million respectively, and at December 31, 2001, had an accumulated deficit of approximately $6,525,000. The Company incurred significant expenses in 1999 to launch its new appearance products and to expand its distribution to premier automotive aftermarket retailers. Additionally, the Company incurred significant legal expenses and recorded reserves for inventories, other assets and accounts receivable. During 2000 and 2001, the Company suffered a major decline in revenues attributable to a soft market for specialty lubricants and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost-effective means of promoting the line. Also, the demand for the appearance products declined as a result of a shift in advertising strategies to accommodate the realities of a marketplace in which the Company was not able to spend as much as it would like on cost-effective promotional activities to promote this product line. The Company is continuing an ongoing evaluation in Year 2002 of the market acceptance of the appearance product line. Also, at December 31, 2001, the Company was in default with certain financial covenants under the line of credit with its lender.

     As a result, the Company initiated vigorous expense-reduction strategies during the Year 2000 and 2001. During 2001, the Company reduced headcount, discontinued certain endorsement and sponsorship contracts and aggressively reduced sales and general administrative expenses. The Company anticipates realizing the full impact of these expense reductions in 2002. Additionally, the Company improved its credit and collections function and worked with its vendors to extend payment terms wherever possible. The Company's business plan for 2002 provides for positive cash generation from operations and the Company has initiated an "Accounts Payable Discounted Debt Restructure Program", which if successful is expected to reduce the accounts payable balance at December 31, 2001 by approximately $1,300,000 in aged payables. The funds needed for this program are currently being negotiated through a subordinated debt plan. If these measures are not adequate, the Company will pursue further headcount reduction as well as other expense reductions. The Company also is redirecting its focus on sales strategies, which promote the core lubricant product line. The Company is currently seeking additional new financing arrangements through senior secured debt, subordinated debt and/or equity providers. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

2.   SUMMARY OF SIGNATURE ACCOUNTING POLICIES

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

     Prepaid Expenses - Prepaid expenses include $38,641 and $38,641 at December 31, 2001 and 2000, respectively, in advance promotions paid to an entity previously affiliated with officers of the Company. Amounts are expensed when promotional activities occur.

     Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. The Company expensed $0, $123,848 and $529,942 for production costs in 2001, 2000 and 1999, respectively.

     Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 2001, 2000 and 1999, the total amounts expensed for television time were $2,279, $431,293 and $5,668,818, respectively. As of December 31, 2001 and 2000, prepaid television time was $0 and $5,583 respectively.

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

     When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. Renewals and betterments, which extend the life of an existing asset, are capitalized, while normal repairs and maintenance costs are expensed as incurred.

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

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on the Company's analysis at December 31, 2001, there was no impairment of long-lived assets.

     Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2001 and 2000, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

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

     Revenue is also recognized under an arrangement whereby customers responding to television infomercials agree to an upsell. An upsell is a transaction where the customer purchases the advertised product and also purchases one or more additional items, all in one transaction. Revenue from products sold under the upsell arrangement is recognized upon shipment of the related products. For the years ended December 31, 2001, 2000 and 1999, revenues under this arrangement were $4,900, $10,915 and $189,380 respectively.

     Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2001, 2000 and 1999, there was no difference between net (loss) income and comprehensive (loss) income.

     Net (Loss) Income Per Share - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common-equivalent shares for each period presented. Common-equivalent shares include stock options assuming conversion under the treasury stock method. For the years ended December 31, 2001 and 2000, no options or warrants were included as common stock equivalents, as their effect would be antidilutive.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made to the prior year amounts to conform with the 2001 presentation.

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

     Accounting for Derivative Instruments and Hedging Activities - SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001, and the statement did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     Freight Costs and Reimbursements of Freight Costs - In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations. For the years ended December 31, 2001, 2000 and 1999, freight-out costs amounting to $607,240, $812,353, and $1,516,754, respectively, have been recorded in selling and marketing expenses in the accompanying consolidated statements of operations.

     Business Combinations - SFAS No. 142, Goodwill and Other Intangible Assets
     - SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization for goodwill from past business combinations will cease upon adoption of this Statement on December 31, 2001. Goodwill and intangible assets acquired in business combinations completed after September 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

     Accounting for the Impairment or Disposal of Long-Lived Assets. - SFAS No. 144 addresses significant issues relating to the implementation of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

3.   INVENTORIES

     Inventories at December 31, 2001 and 2000 consist of the following:

                                                                          2001              2000
     Raw materials                                                    $  353,065         $  668,612
     Finished goods                                                      423,564          1,245,463
     Obsolescence reserve                                                (84,708)          (943,839)
                                                                        --------         ----------

                                                                      $  691,921         $  970,236
                                                                        ========         ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                                          2001               2000
     Building and improvements under contract for sale (Note 9)       $2,280,783         $2,280,783
     Computer equipment                                                  265,964            272,978
     Office equipment                                                     55,753             55,753
     Furniture and fixtures                                              585,168            585,168
     Automotive equipment                                                 35,925             35,925

     Exhibit equipment                                                   115,143            115,143
     Machinery and equipment                                              17,953             17,953
     Molds and dies                                                      233,117            213,951
                                                                      ----------         ----------

                                                                       3,589,806          3,577,654
       Less accumulated depreciation                                  (1,248,712)          (922,545)
                                                                      ----------         ----------

                                                                       2,341,094          2,655,109
       Land under contract for sale (Note 9)                             538,000            538,000
                                                                      ----------         ----------

                                                                      $2,879,094         $3,193,109
                                                                      ==========         ==========

5.   ACQUISITION OF EPL PRO-LONG, INC.

     Prior to February 5, 1998, the Company was subject to a license agreement with EPL Pro-Long, Inc., which required the Company to pay royalties of 3.5% of sales (as defined) of the Company's products that utilized certain proprietary technology, trademarks and copyrights. The agreement also called for an initial one-time license fee of $106,190.

     On February 5, 1998, the Company entered into a definitive agreement to purchase the assets of EPL Pro-Long, Inc. (EPL), which includes the patents for lubrication technology previously under license to the Company, in exchange for 2,981,035 shares of the Company's common stock and the assumption of certain liabilities. The total purchase price ascribed to the transaction was $7,604,886 (see Note 14). Following regulatory and EPL shareholder approval, the transaction closed on November 20, 1998. This business combination was accounted for as a purchase.

     The $7,604,886 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of closing. The excess of cost and liabilities assumed over tangible assets acquired, which includes the patents, trademarks, secret marks and other such assets, was recorded as intangible assets.

     On December 28, 2001 the Company issued 1,350,695 shares of common stock valued at $94,548 as additional consideration for the business assets of EPL Pro-Long, Inc. and increased the purchase price of the acquisition by $440,157 for waiver of accrued expenses. The intangible assets are being amortized over fifteen years from the date of the close of the transaction using a straight-line method. Amortization expense for 2001 and 2000 was $506,684 and $506,684, respectively, resulting in accumulated amortization of $1,576,967 and $1,070,283 as of December 31, 2001 and 2000,
     respectively.

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                                           2001            2000
       Accrued royalties                                               $  61,955         $ 13,113
       Accrued legal expenses                                            118,124          410,792
       Payroll and payroll taxes                                         128,744          177,902
       Accrued commissions                                                63,362           57,588
       Purchase commitments                                                  ---          263,907
       Other                                                              44,018           14,316
                                                                       ---------         --------

                                                                       $ 416,203         $937,618
                                                                       =========         ========

7.   NOTES PAYABLE

     During 1998, the Company obtained loans (items a. and b. below) for the financing of the purchase of its office and warehouse facility. On October 30, 2000 the Company entered into a loan agreement which is collateralized by a Third Priority Trust Deed lien against the Company's real property in Irvine, CA. The terms of the loans and outstanding balances as of December 31 are as follows:

                                                                                       2001               2000
     a)   Note payable to a bank bearing interest at 7.875% per annum to be repaid in monthly principal and interest payments of $13,050 with a final payment of all remaining unpaid principal and interest due on
          May 1, 2008.                                                              $1,609,057          $1,629,383

     b)   Loan from CDC Small Business Finance Corporation bearing interest at
          7.65% per annum to be repaid in monthly principal and interest
          payments of $6,376 through July 1, 2018.                                     675,276             698,189

     c)   Loan from ABQ Dolphin LP; interest is payable monthly at the rate of the prime rate (4.75% at December 31, 2001) plus 2.5%. The loan had a maturity date of October 30, 2001 and the option to extend for one additional year was exercised on October 8, 2001. In connection with this loan, the Company issued a warrant to purchase 900,000 shares of common stock at an exercise price of $0.1875, which was re-priced to
          $0.10 on December 31, 2001. The loan was assumed by an outside entity
          on December 31, 2001 (See Note 9).                                               ---             675,000
                                                                                    ----------          ----------
                                                                                     2,284,333           3,002,572
          Less current maturities                                                      (53,974)           (725,442)
                                                                                    ----------          ----------
                                                                                    $2,230,359          $2,277,130
                                                                                    ==========          ==========
          Borrowings have the following scheduled maturities:
          Year ending December 31:
          2002                                                                      $   53,974
          2003                                                                          57,969
          2004                                                                          61,909
          2005                                                                          66,856
          2006                                                                          71,824
          Thereafter                                                                 1,971,801
                                                                                    ==========
                                                                                    $2,284,333

     As described in Note 9, on December 31, 2001, the Company sold its corporate headquarters that collateralized the notes payable described in items a) and b) above. Per the terms of the related notes payable agreements, such a sale transaction is defined as an event of default, and accordingly, the related note holders have the option of calling all outstanding amounts immediately due and payable. However, management and the buyer of the property are currently in negotiations with the related creditors to arrange legal assumptions of the notes payable by the property purchaser, or alternatively, to arrange for the property purchaser's buyout of the related notes payable. Based on written and electronic communications between the negotiating parties, management believes that it is probable that these notes payable will ultimately be assumed or purchased by the buyer of the property. As a result, the Company has not presented the entire balance of these notes payable as current liabilities in the accompanying December 31, 2001 consolidated balance sheet.


8.   LINE OF CREDIT

     The Company had a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution's prime rate (4.75% at December 31, 2001), plus 7% subject to a minimum interest charge of $50,000 per quarter. At the request of the Company, effective February 7, 2002, the credit facility was reduced to $3,000,000. The credit facility contains certain defined net income and tangible net worth financial covenants. At December 31, 2001, the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender with additional subordinated debt. As of December 31, 2001, $1,728,868 was outstanding and approximately $36,791 was available under the terms of the line of credit.

9.   DEPOSITS UNDER BUILDING SALES CONTRACT

     On December 31, 2001, Prolong Super Lubricants, Inc. (PSL) sold its 6 Thomas, Irvine, CA headquarters building to an investment group for $3,675,000. The buyers made a cash down payment of approximately $1,138,667, took "subject to" the existing 1st trust deed in favor of Bank of America, FSB in the amount of $1,609,057, took "subject to" the 2nd trust deed in favor of CDC Small Business Finance in the amount of $675,276, and legally assumed the 3rd trust deed loan in favor of ABQ Dolphin LP in the amount of approximately $252,000. From the cash down payment received by PSL, $423,000 was applied as a principal payment on the ABQ Dolphin LP 3rd trust deed loan. The buyer intends to either assume the existing first and second trust deed loans of record, contingent upon lender approval, or alternatively, the buyer will secure a new loan secured by a first deed of trust, paying off the three existing loans of record. Until the existing first and second trust deed loans are legally assumed by the buyer, PSL remains obligated on the loans in the event of a default on the loans by the buyer, and PIC remains contingently liable as a guarantor of the obligations. Until the 3rd trust deed loan in favor of ABQ Dolphin LP is paid off by the buyer, which loan matures on December 31, 2002, PSL remains contingently liable as a guarantor of the loan.

     The gain on the sale of the building in the amount of approximately $1,223,000, which is reflected on the December 31, 2001 Balance Sheet under "Deposits on Building Under Sales Contract", will be recognized in a future period when the Company is legally and contractually relieved from these liabilities.

     At the closing of the sale of its headquarters building, PSL entered into a lease for the premises from the buyer of the building for a period of sixty months on the lower floor, and eighteen months on the upper floor, and continued its business operations in the building.

     The lease for the lower floor encompasses approximately 14,155 square feet of office and warehouse space at a base rent as scheduled below, plus payment of actual operating expenses (NNN) related thereto:

        Jan 1, 2002 to Dec 31, 2002: $16,986 per month   $203,832 annually.
        Jan 1, 2003 to Dec 31, 2003: $17,496 per month   $209.952 annually.
        Jan 1, 2004 to Dec 31, 2004: $18,021 per month   $216,252 annually.
        Jan 1, 2005 to Dec 31, 2005: $18,562 per month   $222,744 annually.
        Jan 1, 2006 to Dec 31, 2006: $19,119 per month   $229,428 annually.

     The lease includes an option to extend the term of this lease for one (1) additional sixty (60) month period.

     On January 5, 2002, PSL subleased a portion of the office space located on the lower floor of the premises to One Source Industries, Inc. for a minimum period of six months at a monthly rent of $9,960, or $59,760 for the minimum six month term.

     The lease for the upper floor encompasses approximately 15,505 square feet of office space at a base rent as scheduled below, plus payment of actual operating expenses (NNN) related thereto:

        Jan 1, 2002 to Dec 31, 2002: $13,014 per month   $156,158 annually.
        Jan 1, 2003 to Jun 30, 2003: $13,404 per month;  $ 80,424 one half year.

     Lessor may cancel the lease upon thirty (30) days written notice to lessee.

10.  STOCKHOLDERS' EQUITY

     During 2001, the Company issued 1,350,695 shares of common stock at a per share price of $0.07 as additional consideration for the business assets of EPL Pro-Long, Inc. (See Note 14).

     During 2000, the Company recorded the exchange of 6,932 shares of common stock held by a customer for relief of accounts receivable.

11.  STOCK OPTIONS

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

     Stock option activity is as follows:

                                                                                                      Weighted
                                                                                                       average
                                                                                    Shares under   exercise price
                                                                                       option         per share
     OUTSTANDING, December 31, 1998                                                  1,405,244        $ 2.07
       Granted                                                                         827,000        $ 0.65
       Canceled                                                                         (2,876)       $(2.00)
       Exercised                                                                           ---          ----
                                                                                    ----------

     OUTSTANDING, December 31, 1999                                                  2,229,368         $1.55
       Granted                                                                         255,000         $0.57
       Canceled                                                                       (303,007)       $(1.29)
       Exercised                                                                           ---          ----
                                                                                    ----------

     OUTSTANDING, December 31, 2000                                                  2,181,361         $1.47
       Granted                                                                         320,000         $0.22
       Canceled                                                                     (1,587,861)       $(1.76)
       Exercised                                                                           ---          ----
                                                                                    ----------

     OUTSTANDING, December 31, 2001                                                    913,500         $0.51
                                                                                    ==========

     Outstanding options vest over periods ranging from one to five years. During 2001 and 2000, the Company issued 110,000 and no options respectively to outside consultants. During 2001 and 2000, the Company recorded approximately $3,200 and $61,000 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 2001 and 2000 respectively.

     As of December 31, 2001 and 2000, options to purchase 424,250 and 1,095,616 respectively, shares of common stock were exercisable.

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

                                                                 2001             2000              1999
     Net (loss) income, as reported                         $ (1,002,544)     $ (1,652,278)     $ (6,580,061)
     Net (loss) income, pro forma                           $ (1,177,454)     $ (2,258,278)     $ (7,031,336)
     Net (loss) per share, as reported:
       Basic                                                   $ (0.04)          $(0.06)           $(0.23)
       Diluted                                                 $ (0.04)          $(0.06)           $(0.23)
     Pro forma net (loss) income per share:
       Basic                                                   $ (0.04)          $(0.08)           $(0.25)
       Diluted                                                 $ (0.04)          $(0.08)           $(0.25)

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 71.46% to 355.70%, risk-free interest rate of 5.0%, and an expected life of 7.5 years.

12.  INCOME TAXES

     The (benefit) provision for income taxes consists of the following for the years ended December 31, 2001, 2000 and 1999:

                                                                     2001            2000            1999
     Current:
       Federal                                                    $     ---       $(216,766)     $   (21,990)
       State                                                          1,600         310,938          (12,692)
                                                                  ---------       ---------      -----------

                                                                      1,600          94,172          (34,682)

     Deferred:
       Federal                                                     (250,039)       (292,208)      (3,406,716)
       State                                                        (48,703)       (299,209)        (252,528)
                                                                  ---------       ---------      -----------

                                                                   (298,742)       (591,417)      (3,659,244)
                                                                  ---------       ---------      -----------

                                                                  $(297,142)      $(497,245)     $(3,693,926)
                                                                  =========       =========      ===========

     The (benefit) provision for income taxes differs from the amount that would result from applying the federal statutory rate, as follows for the years ended December 31, 2001, 2000 and 1999:

                                                                     2001            2000            1999
     Federal statutory income tax rate                            $(375,016)      $(742,511)     $(3,595,895)
     State income taxes, net of federal benefit                     (32,144)          7,624         (172,394)
     Non-deductible goodwill                                        149,500             ---              ---
     Subpart F income (loss)                                        (65,879)            ---              ---
     Other                                                           26,397         237,642           74,363
                                                                  ---------       ---------      -----------

                                                                  $(297,142)      $(497,245)     $(3,693,926)
                                                                  =========       =========      ===========

     Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 2001 and 2000:

                                                                                     2001             2000
     Deferred tax liabilities:
       State taxes                                                                $(236,612)      $ (224,452)
     Deferred tax assets:
       Accrued vacation                                                              38,695           45,876
       Allowance for doubtful accounts                                              447,011           41,111
       Inventory reserve                                                             36,289          365,577
       Accrued expenses                                                             101,114          483,284
       Fixed assets                                                                  88,094          (40,982)
       Tax gain in excess of book gain on building sale                             383,393              ---
       Net operating loss                                                         2,207,806        1,955,137
       Other                                                                        161,217          290,013
                                                                                 ----------       ----------

                                                                                 $3,227,007       $2,915,564
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

     As of December 31, 2001, the Company has federal net operating loss carryforwards of approximately $5,124,000 which expire in 2018 through 2020 to offset future taxable income; and the Company has state net operating loss carryforwards of approximately $5,266,000 which expire in 2004 and 2011 to offset future taxable income.

13.  INVESTMENT IN AFFILIATE

     On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. The Company also provided administrative and facilities services support in the amount of $74,997 during 2001. The Company contribution, and the services provided (total investment of $224,997), shall be considered a capital contribution for PEEC in return for approximately 9% of the issued and outstanding common stock of PEEC. In 2001, PEEC was merged into ORYXE Energy International, Inc.

14.  COMMITMENTS AND CONTINGENCIES

     Leases - The Company leases certain office equipment under operating leases over lease terms ranging from one to four years. Lease expense was $96,393, $78,306 and $75,758 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Royalties - The Company is obligated to pay royalties to the producer of a one-half hour, direct-response television commercial entitled "Prolong World Challenge" (infomercial) at the rate of 1.5% of gross sales (as defined) generated from direct-response television sales of lubricant products made via an 800 telephone number which utilizes the infomercial video footage. The term of this agreement is dependent upon the life cycle of the "Prolong World Challenge." For the year ended December 31, 1999, the Company expensed $12,319 under this arrangement. The agreement terminated in May 1999.

     In connection with this direct response television commercial, the Company is obligated to pay royalties to another individual at the rate of 1% of gross sales (as defined) resulting from direct-response sales from the infomercial. The agreement has a term of three years and four months beginning in January 1996. The Company expensed $20,330 under this arrangement for the year ended December 31, 1999. The agreement terminated in May 1999.

     The Company is obligated to pay royalties to the same producer at the rate of 0.5% of the gross sales, net of returned product, from any and all direct response television campaigns which utilize footage from the direct response television commercial entitled "Prolong Across America." For the years ended December 31, 2001, 2000 and 1999, the Company expensed $862, $915 and $2,444, respectively, under this arrangement. The agreement terminated in December 2001.

     The Company is obligated to pay royalties to the same producer at the rate of 1.5% of gross sales, net of product returns, of the appearance product kit generated from any and all direct response television campaigns. Additionally, the Company will pay 5% in the first year, 4% in the second year, and 3% in the third year of any and all net retail sales of the paint sealant product. For the years ended December 31, 2001, 2000 and 1999, the Company expensed $437, $13,600 and $42,156, respectively, under this arrangement. The agreement terminated in December 2001.

     The Company has an arrangement with an individual whereby it has agreed to pay royalties on all net lubricant retail sales according to the following rates: 1.5% from November 1, 1996 through October 31, 1997; 1.25% from November 1, 1997 through October 31, 1998; and 1% from November 1, 1998 through October 31, 1999. Maximum payments under this arrangement are:
     $100,000 in year one, $125,000 in year two, and $150,000 in year three. The option to extend this agreement for an additional five years was exercised. For the five years under the extension, the Company has agreed to pay royalties at the rate of 0.5% from November 1, 1999 through October 31, 2000 and 0.6% from November 1, 2000 through October 31, 2004 on all net lubricant retail sales. For each of these years, the Company pays a guaranteed minimum payment of $75,000. Maximum payments are $100,000 in the first year of the renewal period and $125,000 each year thereafter. For the years ended December 31, 2001, 2000 and 1999, the Company expensed approximately $74,330, $74,379 and $150,000, respectively, under this arrangement.

     Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The Company is committed to aggregate future payments under these agreements of $90,000, all of which is payable in 2002.

     Endorsement and sponsorship expenses charged to operations related to these agreements was approximately $176,125, $1,291,000, and $2,082,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Employment Contracts - In January 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 4 to 5 years. The terms of the contracts include base salary, stock options, various performance incentives, and severance payments ranging from 2 to 3 years of base salary in the event of early termination. In April and June 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 3 to 4 years. The terms of the contracts include base salary, stock options, various performance incentives, and severance payments of 6 months of base salary in the event of early termination. One of the agreements was terminated on June 29, 2001.

     Litigation - On November 17, 1998, Dr. Michael Walczak on behalf of himself and other shareholders of EPL filed a purported class action and derivative suit in the U.S. District Court in San Diego, California against EPL, PIC, PSL and certain of their respective former and current officers and directors alleging breach of contract, certain fraud claims, civil RICO, breach of fiduciary duty and conversion and sought monetary damages in connection with PIC's acquisition of the assets of EPL Prolong, Inc. On October 12, 2001 the case was settled as a class action, dismissing all of the claims with prejudice. In settlement, PIC issued 1,350,695 additional shares of its common stock to EPL, out of which one-third of those shares were distributed to certain of plaintiff's attorneys and two-thirds of those shares were distributed to EPL shareholders. PIC agreed to waive its claim to reimbursement for EPL's accrued expenses of approximately $430,000 as additional purchase consideration. The Company recorded this $430,000, and the estimated fair values of the additional shares issued of $94,548, as an increase in intangible assets as the Company believes that such amounts constitute additional purchase consideration. This suit was settled without any admission of wrongdoing or liability on the part of PIC or any of the defendants. Settlement of this suit had no material adverse affect on the Company's financial position or results of operation.

     In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among others items. As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based variously on allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief. Class counsel and the Company have entered into a stipulation of settlement on three of the suits, namely Fernandes et al v PSL, Bowland et al v PSL and Mata et al v PSL, which settlements was preliminarily approved by the court in February 2002. In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring in eighteen months from date of settlement. In addition, the Company will reimburse plaintiff's legal counsel as a group in an amount not to exceed $65,000. Settlement of these as suits as currently proposed will have no material adverse affect on the Company's financial position or results of operation, as the Company has fully accrued for the anticipated settlements as of December 31, 2001.

     In the fourth and last of the FTC related suits, Kachold v PSL, a separate settlement was reached with the individual plaintiff for $1,000 and $1,000 in attorney fees, with the class claims being dismissed with prejudice contingent upon final court approval of the above referenced class action settlements.

     On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL, PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of EPL, PIC et al, the effect of which was to reduce the number of complaining parties from approximately one hundred to less than twenty, and dismissing various causes of action. The trial court subsequently denied plaintiff's motion to certify the case as a class action. The remaining Helman plaintiffs have appealed the trial court's order denying certification of the case as a class action. Management believes that there is no merit to the plaintiffs' complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company's financial position or results of operations.

     PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC's consolidated financial position, results of operations or cash flows.

15.  SEGMENT REPORTING AND CUSTOMER INFORMATION

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

     During 2001, four customers accounted for approximately 20.0%, 18.7%, 14.9% and 13.2% respectively, of net revenues. As of December 31, 2001, five customers each accounted for over 10.0%, and in aggregate accounted for 71.9% of the balance of accounts receivable.

16.  QUARTERLY FINANCIAL DATA (Unaudited)

                                                                               Net
                                            Net             Gross             Income       Net Income (Loss) per Share
                                         Revenues           Profit            (Loss)         Basic          Diluted
                                         --------           ------            ------       ------------------------
     Quarter ended:
         March 31, 2000                 $7,757,199       $6,030,288      $    640,820       $ 0.02          $ 0.02
         June 30, 2000                   5,219,521        3,852,337          (511,080)       (0.02)          (0.02)
         September 30, 2000              3,651,886        2,605,238          (504,536)       (0.02)          (0.02)
         December 31, 2000               2,451,612        1,334,755        (1,277,482)       (0.04)          (0.04)
                                       -----------      -----------      ------------       ------          ------
                                       $19,080,218      $13,822,618      $ (1,652,278)      $(0.06)         $(0.06)
                                       ===========      ===========      ============       ======          ======

     Quarter ended:
         March 31, 2001                 $4,151,945      $ 2,844,694      $     44,560       $ 0.00          $ 0.00
         June 30, 2001                   3,929,116        2,764,486           (19,570)       (0.00)          (0.00)
         September 30, 2001              2,858,222        1,928,471          (420,096)       (0.02)          (0.02)
         December 31, 2001               2,701,384        1,757,565          (607,438)       (0.02)          (0.02)
                                       -----------      -----------      ------------       ------          ------
                                       $13,640.667      $ 9,295,216      $ (1,002,544)      $(0.04)         $(0.04)
                                       ===========      ===========      =============      =======         ======

     FOURTH QUARTER ADJUSTMENTS
     --------------------------

     2000 - The net loss for the fourth quarter of 2000 includes the following:
            1) a reserve of approximately $75,000 against certain accounts receivable; and, 2) a reserve of approximately $50,000 for estimated sales returns. Each of these reserves was recorded based on information, which became available or changes in strategic direction which were made during the fourth quarter of 2000.

     2001 - The net loss for the fourth quarter of 2001 includes the following:
            1) a reserve of approximately $225,000 against certain accounts receivable; and, 2) a reserve of approximately $115,000 for estimated sales returns and, 3) a write off of approximately $120,000 of discontinued inventory products. Each of these reserves and write off was recorded based on information which became available or changes in strategic direction which were made during the fourth quarter of 2001.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                                      ---------------------------------
                                        Balance at      Charged to       Charged to
                                       Beginning of      Costs and         Other                         Balance at End
            Description                   Period         Expenses         Accounts         Deductions       of Period
            -----------                   ------         --------         --------         ----------       ---------
Year ended December 31, 200l
Allowance for doubtful accounts
receivable                              $  168,775     $  304,436         $    ---          $ 11,480      $  461,731
Inventory reserves                         943,839            ---              ---           859,131          84,708
Other assets reserve                       581,713            ---              ---               ---         581,713
                                        ----------     ----------         --------          --------      ----------
Total                                   $1,694,327     $  304,436         $    ---          $870,611      $1,128,152
                                        ==========     ==========         ========          ========      ==========

Year ended December 31, 2000:
Allowance for doubtful accounts
receivable                              $  389,732     $   99,049              ---          $320,006      $  168,775
Inventory reserves                       1,009,024            ---              ---            65,185         943,839
Other assets reserve                       581,713            ---              ---               ---         581,713
                                        ----------     ----------         --------          --------      ----------
Total                                   $1,980,469     $   99,049         $    ---          $385,191      $1,694,327
                                        ==========     ==========         ========          ========      ==========

Year ended December 31, 1999:
Allowance for doubtful accounts
receivable                              $  580,000     $  325,637         $    ---           515,905      $  389,732
Inventory reserves                         125,000        892,895              ---             8,871       1,009,024
Other assets reserve                           ---        581,713              ---               ---         581,713
                                        ----------     ----------         --------          --------      ----------
Total                                   $  705,000     $1,800,245         $    ---          $524,776      $1,980,469
                                        ==========     ==========         ========          ========      ==========

                        PROLONG INTERNATIONAL CORPORATION

                                    FORM 10-K

                                  Exhibit Index
                                  -------------

                                                                                                  Sequential
                                                                                                  Page Number
                                                                                                  -----------
2.1      Exchange Agreement between Stockholders of PSL and the Registrant
         (incorporated by reference to the same numbered Exhibit to the
         Registrant's Registration Statement on Form 10 filed July 3, 1997).                          ---
2.2      Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality
         Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality
         Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to
         Exclusive License Agreement, and (vi) Form of Cancellation Agreement
         (incorporated by reference to the same numbered Exhibit to the
         Registrant's Registration Statement on Form S-4 filed May 4, 1998).                          ---
2.3      Amendment to Agreement and Plan of Reorganization, dated as of June 29,
         1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
         Statement on Form S-4 filed May 4, 1998).                                                    ---
3.1      Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
         Statement on Form 10 filed July 3, 1997).                                                    ---
3.3      Bylaws of the Registrant, as amended and restated on April 27, 1998
         (incorporated by reference to the same numbered Exhibit to the Registrant's
          Registration Statement on Form S-4 filed May 4, 1998).                                      ---
4.2      Specimen Certificate of Registrant's Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
         Statement on Form S-4 filed May 4, 1998).                                                    ---
10.1     Form of Indemnification Agreement for Executive Officers and Directors
         (incorporated by reference to the same numbered Exhibit to the Registrant's
         Registration Statement on Form 10 filed July 3, 1997).                                       ---
10.4     Agreement between PSL and Al Unser, dated July 28, 1995
         (incorporated by reference to the same numbered Exhibit to the Registrant's
         Registration Statement on Form 10 filed July 3, 1997).                                       ---
10.7     Service and Endorsement Contract between PSL and Al Unser, dated April 29,
         1996 (incorporated by reference to the same numbered Exhibit to the Registrant's
         Registration Statement on Form 10 filed July 3, 1997).                                       ---
10.12    The Registrant's 1997 Stock Incentive Plan and form of Stock Option Agreement
         (incorporated by reference to the same numbered Exhibit to the Registrant's
         Registration Statement on Form 10 filed July 3, 1997).                                       ---
10.20    Standing Loan Agreement between PSL and Bank of America Community
         Development Bank, dated April 1, 1998; Promissory Note; Deed of Trust,
         Assignment of Rents and Fixture Filing; Payment Guaranty; and Secured
         and Unsecured Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on
         Form S-4 filed May 4, 1998).                                                                 ---
10.22    Authorization For Debenture Guarantee 504 Program between the United States
         Small Business Administration, CDC Small Business Finance Corp. and PSL, dated
         February 2, 1998, as amended March 3, 1998, as amended again on April 10, 1998;
         "504" Note; Deed of Trust and Assignment of Rents; Development Company
         504 Debenture; and Servicing Agent Agreement (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-4
         filed May 4, 1998).                                                                          ---

10.27    Employment Agreement, dated January 21, 2000, between PSL and Elton
         Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant's
         Annual Report on Form 10-K filed April 14, 2000).                                            ---
10.28    Employment Agreement, dated January 21, 2000, between PSL and Thomas C.
         Billstein. (incorporated by reference to the same numbered Exhibit to the
         Registrant's Annual Report on Form 10-K filed April 14, 2000).                               ---
10.32    Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier
         (incorporated by reference to the same numbered Exhibit to the Registrant's Quarterly
         Report on Form 10-Q filed August 11, 2001.                                                   ---
10.33    Loan Agreement between PSL and ABQ Dolphin, LP, A California limited partnership, dated October 30, 2000; Promissory Note, Third Priority Trust Deed and Warrant
         Agreement, dated November 2, 2000. (incorporated by reference to the same numbered
         Exhibit to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2000)           ---
10.34    Proposal to Purchase Property, dated as of December 5, 2001, by and among PSL,
         Euclid Plaza, LLC, a California limited liability Company, and President Properties, a California general partnership (incorporated by reference to the same numbered
         Exhibit to the Registrant's Report on Form 8-K filed on January 31, 2002.)                   ---
10.35    Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and
         Tom Woodward, an individual. (incorporated by reference to the same numbered
         Exhibit to the Registrant's Report on Form 8-K filed on January 31, 2002.)                   ---
10.36    Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International
         Corporation, a Nevada corporation.(incorporated by reference to the same numbered
         Exhibit to the Registrant's Report on Form 8-K filed on January 31, 2002.)                   ---
21.1     Subsidiaries of the Registrant (incorporated by reference to the same
         numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 25, 1999).       ---
23.1     Consent of Deloitte & Touche LLP.                                                            54
23.2     Consent of Haskell & White, LLP.                                                             55
24.1     Power of Attorney (included as part of the signature page of this Annual Report).            ---