Form 10-Q
period 2002-03-31
PROLONG INTERNATIONAL CORP
filed 2002-05-14
CIK 1016965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ____________________to______________________


                           Commission File No 0-22803
                                              -------

                        PROLONG INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)



         Nevada                                      6 Thomas                                   74-2234246
(State or other jurisdiction of                     Irvine, CA 92618                    (IRS Employer Identification
incorporation or organization)    (Address of principal executive offices) (Zip Code)              No.)

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

                               (1) Yes [X] No [_]

                               (2) Yes [X] No [_]

There were 29,789,598 shares of the registrant's common stock ($0.001 par value) outstanding as of May 10, 2002.
                               Page 1 of 16 pages
                 Exhibit Index on Sequentially Numbered Page 16

================================================================================

                        PROLONG INTERNATIONAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART 1  FINANCIAL INFORMATION                                              Page

Item 1: Financial Statements

        Consolidated Condensed Balance Sheets -
        March 31, 2002 and December 31, 2001................................ 3

        Consolidated Condensed Statements of Operations - Three months ended March 31, 2002 and 2001....................................... 4

        Consolidated Condensed Statements of Cash Flows -
        Three months ended March 31, 2002 and 2001.......................... 5

        Notes to Consolidated Condensed Financial Statements................ 6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................... 12

Item 3: Quantitative and Qualitative Disclosures About Market Risk......... 14

PART II OTHER INFORMATION

Item 1: Legal Proceedings.................................................. 16

Item 6: Exhibits and Reports on Form 8-K................................... 16

        Signatures......................................................... 16

Item 1.  Financial Statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                March 31,                 December 31,
                                                                                   2002                       2001
                                                                                   ----                       ----
                                                                               (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                           $  27,432                  $ 466,453
Accounts receivable, net of allowance for doubtful accounts of $464,802 and
$461,731 at March 31, 2002 and at December 31, 2001, respectively                   2,895,471                  2,485,191
Inventories, net                                                                      637,331                    691,921
Prepaid expenses, net                                                                 142,590                    145,107
Advances to employees, current portion                                                 26,110                     31,578
Deferred tax asset                                                                    877,455                    877,455
                                                                             -----------------           ----------------
                  Total current assets                                              4,606,389                  4,697,705

Property and equipment, net (Note 4)                                                2,826,759                  2,879,094

Patents, net                                                                          481,707                        ---

Intangible assets, net                                                              6,058,007                  6,558,007

Deferred tax asset, noncurrent                                                      2,254,552                  2,349,552

Investment in affiliate                                                               249,996                    224,997

Other assets                                                                          232,028                    232,042
                                                                             -----------------           ----------------
TOTAL ASSETS                                                                      $16,709,438                $16,941,397
                                                                             =================           ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                   $2,138,812                 $2,647,266
Accrued expenses                                                                      553,653                    416,203
Line of credit                                                                      1,802,283                  1,728,868
Notes payable, current                                                                 54,935                     53,974
                                                                             -----------------           ----------------
                  Total current liabilities                                         4,549,683                  4,846,311

Deposits under building sales contract (Note 7)                                     1,170,619                  1,223,265

Notes payable, noncurrent                                                           2,215,796                  2,230,359
                                                                             -----------------           ----------------
                  Total liabilities                                                 7,936,098                  8,299,935

COMMITMENTS AND CONTINGENCIES (Notes 7 & 8)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
   no shares issued or outstanding                                                        ---                        ---
Common stock, $0.001 par value; 150,000,000 shares authorized;
   29,789,598 shares issued and outstanding                                            29,789                     29,789
Additional paid-in capital                                                         15,137,105                 15,137,105
Accumulated deficit                                                                (6,393,554)                (6,525,432)
                                                                             -----------------           ----------------
                  Total stockholders' equity                                        8,773,340                  8,641,462
                                                                             -----------------           ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $16,709,438                $16,941,397
                                                                             =================           ================

            See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   2002              2001
                                                                                   ----              ----

NET REVENUES                                                                      $ 2,885,925       $ 4,151,945
COST OF GOODS SOLD                                                                    992,873         1,307,251
                                                                             -----------------  ----------------
GROSS PROFIT                                                                        1,893,052         2,844,694

OPERATING EXPENSES:
Selling and marketing                                                               1,025,144         1,569,927
General and administrative                                                            758,407           977,156
                                                                             -----------------  ----------------
                  Total operating expenses                                          1,783,551         2,547,083

OPERATING INCOME                                                                      109,501           297,611

OTHER INCOME (EXPENSE), net:
Interest (expense)                                                                   (101,031)         (123,467)
Interest income                                                                         1,483             6,557
Other income                                                                           53,601               ---
                                                                             -----------------  ----------------
                  Total other income (expense) net                                    (45,947)         (116,910)
                                                                             -----------------  ----------------

INCOME BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES                        63,554           180,701

EXTRAORDINARY ITEM - gain from forgiveness of debt, net of income taxes of
$68,400 (Note 1)                                                                       94,924               ---
                                                                             -----------------  ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                              158,478           180,701
PROVISION FOR INCOME TAXES                                                             26,600           136,141
                                                                             -----------------  ----------------
NET INCOME                                                                         $  131,878         $  44,560
                                                                             =================  ================

NET INCOME PER SHARE:
Basic                                                                                   $0.00             $0.00
                                                                             =================  ================
Diluted                                                                                 $0.00             $0.00
                                                                             =================  ================

WEIGHTED AVERAGE COMMON SHARES:
Basic                                                                              29,789,598        28,438,903
Diluted options outstanding                                                                 0                 0
                                                                             -----------------  ----------------
Diluted                                                                            29,789,598        28,438,903
                                                                             =================  ================



            See notes to consolidated condensed financial statements

               PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                          2002         2001
                                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 131,878     $  44,560
Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Gain from forgiveness of debt                                  (163,324)          ---
         Sublease income from affiliate                                  (24,999)          ---
         Depreciation and amortization                                    77,719       210,830
         Provision for doubtful accounts                                   3,071           ---
         Deferred taxes                                                   95,000       131,361
         Reserve for inventory obsolescence                                  ---      (118,837)
         Amortization of warrants issued to lender                           ---        42,093
         Changes in assets and liabilities:
                  Accounts receivable                                   (413,351)     (873,999)
                  Inventories                                             54,590        57,951
                  Prepaid expenses                                         2,517        15,236
                  Income taxes receivable                                    ---        87,002
                  Prepaid television time                                    ---      (114,566)
                  Other assets                                                14        54,340
                  Accounts payable                                      (345,130)      498,878
                  Accrued expenses                                       137,451       (47,762)
                  Income taxes payable                                        (1)        4,780
                                                                       ----------    ----------
                      Net cash used in operating activities             (444,565)       (8,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (7,091)       (2,419)
Employee advances                                                          5,468       (16,710)
                                                                       ----------    ----------
                      Net cash used in investing activities               (1,623)      (19,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                (13,602)      (12,716)
Net proceeds from line of credit                                          73,415        37,441
Deposits under sales contract                                            (52,646)          ---
                                                                       ----------    ----------
                      Net cash provided by financing activities            7,167        24,725

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (439,021)       (2,537)

CASH AND CASH EQUIVALENTS, beginning of period                           466,453       126,917
                                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                               $  27,432     $ 124,380
                                                                       ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid                                                      $    ---      $    ---
                                                                       ==========    ==========
Interest paid                                                          $ 101,031     $ 123,467
                                                                       ==========    ==========


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended March 31, 2002, the Company provided an affiliate with office space and recorded increases in other income and investment in affiliate of $24,999.


            See notes to consolidated condensed financial statements

                        PROLONG INTERNATIONAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS

     Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In June 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1997, Prolong Foreign Sales Corporation was formed as a wholly owned subsidiary of PIC. In 1998, Prolong International Holdings Ltd. was formed as a wholly owned subsidiary of PIC. At the same time, Prolong International Ltd. was formed as a wholly owned subsidiary of Prolong International Holdings Ltd. PIC, through its subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a patented complete line of high-performance and high-quality lubricants and appearance products.

     Management's Plans Regarding Financial Results and Liquidity - At March 31, 2002, the Company had a net working capital of approximately $56,700 and, an accumulated deficit of approximately $6,394,000. The Company initiated vigorous expense-reduction strategies during the Year 2000 and 2001. During 2001, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. The Company anticipates realizing the full impact of these expense reductions in 2002. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company's business plan for 2002 provides for positive cash generation from operations. The Company has initiated an "Accounts Payable Discounted Debt Restructure Program", which if executed successfully is expected to reduce the accounts payable balance by approximately $1,300,000. The Company is currently seeking to obtain funding for this program through a private placement offering of subordinated secured promissory notes to accredited investors. As of March 31, 2002, $163,000 of debt forgiveness income has been recognized and such amount has been presented as an extraordinary item in the accompanying consolidated statement of operations. As of April 30, 2002, the Company raised $170,000 through this private placement, reduced aged payables by $946,000 and recognized debt forgiveness income of approximately $532,000. If these measures are not adequate, the Company will pursue additional expense reductions. The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Form 10-K for the year ended December 31, 2001 filed by the Company with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consist of the following:
                                                      March 31,   December 31,
                                                         2002         2001
                                                         ----         ----
                                                     (Unaudited)

     Raw materials                                     $270,336     $353,065
     Finished goods                                     451,703      423,564
     Obsolescence reserve                               (84,708)     (84,708)
                                                       --------     --------
                                                       $637,331     $691,921
                                                       ========     ========
4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                      March 31,    December 31,
                                                        2002          2001
                                                        ----          ----
                                                     (Unaudited)

     Building and improvements (Note 7)             $ 2,280,783    $ 2,280,783
     Computer equipment                                 273,055        265,964
     Office equipment                                    55,753         55,753
     Furniture and fixtures                             585,168        585,168
     Automotive equipment                                35,925         35,925
     Exhibit equipment                                  115,143        115,143
     Machinery and equipment                             17,953         17,953
     Molds and dies                                     233,117        233,117
                                                    -----------    -----------
                                                      3,596,897      3,589,806
     Less accumulated depreciation                   (1,308,138)    (1,248,712)
                                                    -----------    -----------
                                                      2,288,759      2,341,094
     Land (Note 7)                                      538,000        538,000
                                                    -----------    -----------
                                                    $ 2,826,759    $ 2,879,094
                                                    ===========    ===========

5.   LINE OF CREDIT

     The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution's prime rate (4.75% at March 31, 2002), plus 7% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At March 31, 2002 the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender. As of March 31, 2002, $1,802,283 was outstanding and approximately $107,103 was available under the terms of the line of credit.

6.   NOTES PAYABLE

     Notes payable consist of the following as of March 31, 2002:

     a)   Note payable to a bank bearing interest at 7.875% per
          annum to be repaid in monthly principal and interest
          payments of $13,050 with a final payment of all
          remaining unpaid principal and interest due on May 1,
          2008.                                                    $1,601,407

     b)   Loan from CDC Small Business Finance Corporation
          bearing interest at 7.65% per annum to be repaid in
          monthly principal and interest payments of $6,376 each
          through July 1, 2018.                                       669,324
                                                                   ----------
                                                                    2,270,731

          Less current maturities                                     (54,935)
                                                                   ----------

                                                                   $2,215,796
                                                                   ==========

          The following are annual minimal principal payments due under notes payable:

          Year ending December 31,
          2002                                                     $   40,372
          2003                                                         57,969
          2004                                                         61,909
          2005                                                         66,856
          2006                                                         71,824
          Thereafter                                                1,971,801
                                                                   ----------
                                                                   $2,270,731
                                                                   ==========

     As described in Note 7, on December 31, 2001, the Company sold its corporate headquarters that collateralized the notes payable described in items a) and b) above. Per the terms of the related notes payable agreements, such a sale transaction is defined as an event of default, and accordingly, the related note holders have the option of calling all outstanding amounts immediately due and payable. However, management and the buyer of the property are currently in negotiations with the related creditors to arrange legal assumptions of the notes payable by the property purchaser, or alternatively, to arrange for the property purchaser's payoff of the related notes payable. Based on written and electronic communications between the negotiating parties, management believes that is it probable that these notes payable will ultimately be assumed or paid off by the buyer of the property. As a result, the Company has not presented the entire balance of these notes payable as current liabilities in the accompanying March 31, 2002 consolidated balance sheet.

7.   DEPOSITS UNDER Building SALES CONTRACT

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

     The gain on the sale of the building in the amount of approximately $1,170,619 which is reflected on the March 31, 2002 Balance Sheet under "Deposits on Building Under Sales Contract", will be recognized in a future period when the Company is contractually relieved of these liabilities.

     At the closing of the sale of its headquarters building, PSL entered into a lease for the premises from the buyer of the building for a period of sixty months on the lower floor, and eighteen months on the upper floor, and continued its business operations in the building. On April 8, 2002 the Company and the buyer of the building terminated the original lease and entered into a new lease for the entire premises for a period of five years, with an option to renew for up to ten years.

8.   CONTINGENCIES

     In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among others items. As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based on various allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief. Class counsel and the Company have entered into a stipulation of settlement on three of the suits, namely Fernandes et al v PSL, Bowland et al v PSL and Mata et al v PSL, which settlements was preliminarily approved by the court in February 2002. In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring in eighteen months from date of settlement. In addition, the Company will reimburse plaintiff's legal counsel as a group in an amount not to exceed $65,000. Settlement of these suits as currently proposed will have no material adverse affect on the Company's financial position or results of operation, as the Company has fully accrued for the anticipated settlements as of March 31, 2002. In the fourth and last of the FTC related suits, Kachold v PSL, a separate settlement was reached with the individual plaintiff for $1,000 and $1,000 in attorney fees, with the class claims being dismissed with prejudice contingent upon final court approval of the above referenced settlement.

     On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of EPL and PIC et al, the effect of which was to reduce the number of complaining parties from approximately one hundred to less than twenty, and dismissing various causes of action. The trial court subsequently denied plaintiff's motion to certify the case as a class action. The remaining Helman plaintiffs have appealed the trial court's order denying certification of the case as a class action. Management believes that there is no merit to the plaintiffs' complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company's financial position or results of operations.

     PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC's management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC's consolidated financial position, results of operations or cash flows.

9.   INVESTMENT IN AFFILIATE

     On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. The Company also provided administrative and facilities services support in the amount of $99,996 during the period April 1, 2001 through March 31, 2002. The Company contribution, and the services provided (total investment of $249,996), shall be considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of PEEC. In December 2001, PEEC was merged into ORYXE Energy International, Inc. The Company also has a warrant to purchase additional shares of ORYXE, which if exercised would vest the Company with ownership of approximately 16% of ORYXE, based upon ORYXE's current capitalization.

10.  INTANGIBLE ASSETS

     Effective the beginning of the first quarter of 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

     Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $18,293, in the accompanying consolidated balance sheets. Patents are amortized over their estimated useful lives of 15 years. Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

ITEM 2:
-------
                        PROLONG INTERNATIONAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                              Percentage of Net
                                                                  Revenues

                                                             Three Months Ended
                                                                 March 31,
                                                        -----------------------------
                                                            2002           2001
                                                        -------------- --------------
Net revenues                                                 100.0          100.0
Cost of goods sold                                            34.4           31.5
                                                        -------------- --------------
Gross profit                                                  65.6           68.5
Selling and marketing expenses                                35.5           37.8
General and administrative expenses                           26.3           23.5
                                                        -------------- --------------
Operating income                                               3.8            7.2
Other income (expense)                                        (1.6)          (2.8)
                                                        -------------- --------------
Income before extraordinary item and provision for
income taxes                                                   2.2            4.4
Extraordinary item - gain from forgiveness of debt,
net of income taxes                                            3.3           ---
                                                        -------------- --------------
Income before provision for income taxes                       5.5            4.4
Provision for income taxes                                     0.9            3.3
                                                        -------------- --------------
Net income                                                     4.6            1.1
                                                        -------------- --------------


Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Net revenues for the three months ended March 31, 2002 were approximately $2,886,000 as compared to approximately $4,152,000 for the comparable period of the prior year, a decrease of $1,266,000 or 30.5%. Revenues for the three-month period ended March 31, 2002 were derived from: retail sales of $2,583,000 and international and other sales of $303,000. Revenues for the three-month period ended March 31, 2001 were derived from retail sales of $3,371,000 and international and other sales of $781,000.

During the first quarter of 2002, retail sales were 89.5% of total revenues while international and other sales comprised 10.5% of total revenues. During the first quarter of 2001, retail sales were 81.2% of total revenues while international and other sales comprised 18.8% of total revenues. The lower retail sales for the period ended March 31, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $772,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure, and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International and other sales decreased due to a slower demand in South Africa and Asia.

Cost of goods sold for the three months ended March 31, 2002 was approximately $993,000 as compared to $1,307,000 for the comparable period of the prior year, a decrease of $314,000 or 24.0%. As a percentage of sales, cost of goods sold increased from 31.5% for the three months ended March 31, 2001 to 34.4% for the three months ended March 31, 2002. This increase was mainly attributable to the shift in product mix in the retail lubricant sales and the added cost of free promotional products.

Selling and marketing expenses of $1,025,000 for the three months ended March 31, 2002 represented a decrease of $545,000 over the comparable period of the prior year. This 34.7% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, advertising and salaries. Selling and marketing expenses as a percentage of sales were 35.5% for the three months ended March 31, 2002 versus 37.8% for the comparable period of the previous year.

General and administrative expenses for the three months ended March 31, 2002 were approximately $758,000 as compared to $977,000 for the three months ended March 31, 2001, a decrease of $219,000 or 22.4%. This decrease is primarily attributable to a decrease in audit fees, amortization expenses, financing costs and salaries. As a percentage of sales, general and administrative expenses increased from 23.5% in 2001 to 26.3% in 2002. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the decrease in sales during the period.

Net interest expense of $99,600 for the three months ended March 31, 2002 represented a decrease of $17,300 over the comparable period in 2001. The decrease is attributable to a lower average balance in bank loans and notes payable during the period. Other income for the three months ended March 31, 2002 was $53,600 as compared to none for the three months ended March 31, 2001, an increase of $53,600. This increase was the result of income from sub-tenants.

Extraordinary item - gain from forgiveness of debt, net of income taxes of $68,400 for the three months ended March 31, 2002 was approximately $94,900 as compared to none for the three months ended March 31, 2001. This gain resulted from the executed settlements during the period of the Company's "Accounts Payable Discounted Debt Restructure Program" (Note 1 to the consolidated condensed financial statements).

Net income for the three-month period ended March 31, 2002 was approximately $132,000 as compared to a net income of approximately $45,000 for the comparable period in the prior year, an increase of $87,000. The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had a net working capital of approximately $56,700 as compared to a negative working capital of $149,000 at December 31, 2001, representing an increase of $205,700. Operating activities used $444,600 during the period ended March 31, 2002, primarily from a decrease in accounts payable, and an increase in accounts receivable which was partially offset by an increase in accrued expenses. Additionally, the Company used $1,600 in investing activities and provided $7,200 from financing activities which were primarily net reductions in notes payable and deposits under the building sales contract, offset by proceeds from the line of credit.

     The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution's prime rate (4.75% at March 31, 2002) plus 7%, subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At March 31, 2002, the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender. As of March 31, 2002, $1,802,283 was outstanding and approximately $107,103 was available under the terms of the line of credit.

     At March 31, 2002 the Company had an accumulated deficit of approximately $6,394,000. During 2001, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. The Company anticipates realizing the full impact of these expense reductions in 2002. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company's business plan for 2002 provides for positive cash generation from operations. The Company has initiated an "Accounts Payable Discounted Debt Restructure Program", which if executed successfully is expected to reduce the accounts payable balance by approximately $1,300,000. The Company is currently seeking to obtain funding for this program through a private placement offering of subordinated secured promissory notes to accredited investors. As of April 30, 2002, the Company raised $170,000 through this private placement, reduced aged payables by $946,000 and recognized debt forgiveness income of approximately $532,000. If these measures are not adequate, the Company will pursue additional expense reductions. The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2002 and beyond. The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements. Management cannot guarantee that it will be able to obtain adequate funds when needed or on acceptable terms, if at all. Any inability to obtain funds when needed would have a material adverse effect on the Company's financial condition. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

ITEM 3:
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC's financial instruments include cash and long-term debt. At March 31, 2002 and December 31, 2001, respectively the carrying values of PIC's financial instruments approximated their fair values based on current market prices and rates. It is PIC's policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at March 31, 2002 and December 31, 2001, respectively.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2001, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurence of unanticipated events.

PROLONG INTERNATIONAL CORPORATION

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 of the notes to consolidated condensed financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      None.

(b)  Reports on Form 8-K

     * On January 31, 2002, the Company filed a Form 8-K relating to the sale of property.

     * On January 31, 2002, the Company filed a Form 8-K relating to the settlement of certain litigation matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROLONG INTERNATIONAL CORPORATION

Date:   May 14, 2002                        /s/ Nicholas Rosier
                                            ------------------------------------
                                            Nicholas Rosier
                                            Chief Financial Officer
                                            (Principal Financial Officer)