Form 10-Q
period 2002-06-30
PROLONG INTERNATIONAL CORP
filed 2002-08-13
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to _________________________

Commission File No.    0-22803

PROLONG INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	6 Thomas Irvine, CA 92618 (Address of principal executive offices) (Zip Code)	74-2234246 (IRS Employer Identification No.)

(949) 587-2700
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes ☒     No  ☐
(2)  Yes ☒     No  ☐

There were 29,789,598 shares of the registrant’s common stock ($0.001 par value) outstanding as of August 9, 2002.

Page 1 of 19 pages
Exhibit Index on Sequentially Numbered Page 19

PROLONG INTERNATIONAL CORPORATION
FORM 10-Q

Item 1.    Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2002	December 31, 2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$98,449	$466,453
Accounts receivable, net of allowance for doubtful accounts of $331,389 and $461,731 in 2002 and 2001, respectively	2,275,409	2,485,191
Inventories, net	515,864	691,921
Prepaid expenses, net	146,442	145,107
Advances to employees, current portion	16,150	31,578
Deferred tax asset	877,455	877,455

Total current assets	3,929,769	4,697,705
Property and equipment, net (Note 4)	362,068	2,879,094
Patents, net	463,415	—
Intangible assets, net	6,058,007	6,558,007
Deferred tax asset, noncurrent	1,662,567	2,349,552
Investment in affiliate	274,995	224,997
Other assets, net	230,365	232,042

TOTAL ASSETS	$12,981,186	$16,941,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,110,748	$2,647,266
Accrued expenses	486,454	416,203
Line of credit	1,397,608	1,728,868
Notes payable, current	60,147	53,974

Total current liabilities	3,054,957	4,846,311
Deposits under building sales contract (Note 7)	—	1,223,265
Notes payable, noncurrent	254,182	2,230,359

Total liabilities	3,309,139	8,299,935

COMMITMENTS AND CONTINGENCIES (Note 7 & 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2002 and 2001, respectively	29,789	29,789
Additional paid-in capital	15,137,105	15,137,105
Accumulated deficit	(5,494,847)	(6,525,432)

Total stockholders’ equity	9,672,047	8,641,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,981,186	$16,941,397

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

NET REVENUES	$2,487,312	$3,929,116	$5,373,237	$8,081,061

COST OF GOODS SOLD	795,531	1,164,630	1,788,404	2,471,881

GROSS PROFIT	1,691,781	2,764,486	3,584,833	5,609,180

OPERATING EXPENSES:
Selling and marketing	982,722	1,759,720	2,007,866	3,329,647
General and administrative	673,131	914,033	1,431,538	1,891,189

Total operating expenses	1,655,853	2,673,753	3,439,404	5,220,836

OPERATING INCOME	35,928	90,733	145,429	388,344

OTHER INCOME (EXPENSE), net:
Interest (expense)	(98,085)	(145,916)	(199,116)	(269,383)
Interest income	41	2,928	1,524	9,485
Other income	55,270	—	108,871	—
Gain on sale of building	983,401	—	983,401	—

Total other income (expense), net	940,627	(142,988)	894,680	(259,898)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	976,555	(52,255)	1,040,109	128,446

EXTRAORDINARY ITEM – gain from forgiveness of debt, net of income taxes of $202,585 and $270,985 for the three and six month period ended June 30, 2002 (Note 1)	311,552	—	406,476	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,288,107	(52,255)	1,446,585	128,446

PROVISION (BENEFIT) FOR INCOME TAXES	389,400	(32,685)	416,000	103,456

NET INCOME (LOSS)	$898,707	$(19,570)	$1,030,585	$24,990

NET INCOME (LOSS) PER SHARE
Basic	$0.03	($0.00)	$0.03	$0.00

Diluted	$0.03	($0.00)	$0.03	$0.00

WEIGHTED AVERAGE COMMON SHARES
Basic	29,789,598	28,438,903	29,789,598	28,438,903

Diluted options outstanding	0	0	0	0

Diluted	29,789,598	28,438,903	29,789,598	28,438,903

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,030,585	$24,990
Adjustments to reconcile net income to net cash used in operating activities:
Gain from forgiveness of debt	(677,461)	—
Gain from sale of building	(983,401)	—
Sublease income from affiliate	(49,998)	—
Depreciation and amortization	150,316	426,450
Provision for doubtful accounts	—	42,439
Deferred taxes	686,985	101,856
Reserve for inventory obsolescence	2,838	—
Amortization of warrants issued to lender	—	84,186
Changes in assets and liabilities:
Accounts receivable	209,782	(1,620,799)
Inventories	173,219	111,432
Prepaid expenses	(1,335)	118,665
Income taxes receivable	—	75,002
Prepaid television time	—	(5,000)
Other assets	1,677	100,182
Accounts payable	(859,057)	299,017
Accrued expenses	70,252	(364,771)
Income taxes payable	(1)	—

Net cash used in operating activities	(245,599)	(606,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,546)	(12,153)
Employee advances	15,428	(1,967)
Investment in affiliate	—	(120,539)

Net cash provided by (used in) investing activities	4,882	(134,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	314,329	—
Payments on notes payable	(24,491)	(25,304)
Net proceeds (payments) on line of credit from bank	(331,260)	753,665
Deposits under sales contracts	(85,865)	—

Net cash (used in) provided by financing activities	(127,287)	728,361

NET DECREASE IN CASH AND CASH EQUIVALENTS	(368,004)	(12,649)

CASH AND CASH EQUIVALENTS, beginning of period	466,453	126,917

CASH AND CASH EQUIVALENTS, end of period	$98,449	$114,268

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$13,600

Interest paid	$199,116	$269,383

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During the six month period ended June 30, 2002, the Company completed the following transactions:
Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $49,998.
Completed the sale of its corporate headquarters at a one-time net gain of $983,400. The transaction recorded a net decrease in property and equipment (land, building & improvements) of approximately
$2,414,000 and reduced long term liabilities, (notes payable & deposits under sales contracts) approximately $3,398,000

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

Management’s Plans Regarding Financial Results and Liquidity – At June 30, 2002, the Company had a net working capital of approximately $875,000 and, an accumulated deficit of approximately $5,495,000. The Company initiated vigorous expense-reduction strategies during the years 2000 and 2001. During 2001, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. The Company anticipates realizing the full impact of these expense reductions in 2002. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company’s business plan for 2002 provides for positive cash generation from operations. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the first six month period ended June 30, 2002. The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the period ended June 30, 2002. The Company is currently seeking additional working capital through a private placement offering of subordinated secured promissory notes to accredited investors. As of June 30, 2002, the Company raised $314,000 through this private placement. If these measures are not adequate, the Company will pursue additional expense reductions. The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements. Management believes that these plans will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Form 10-K for the year ended December 31, 2001 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$282,649	$353,065
Finished goods	320,761	423,564
Obsolescence reserve	(87,546)	(84,708)

	$515,864	$691,921

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
Building and improvements (Note 7)	$—	$2,280,783
Computer equipment	276,509	265,964
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	115,143	115,143
Machinery and equipment	17,953	17,953
Molds and dies	233,117	233,117

	1,319,568	3,589,806
Less accumulated depreciation	(957,500)	(1,248,712)

	362,068	2,341,094
Land (Note 7)	—	538,000

	$362,068	$2,879,094

5.	LINE OF CREDIT

The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution’s prime rate (4.75% at June 30, 2002), plus 7% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At June 30, 2002 the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender. As of June 30, 2002, $1,397,608 was outstanding and approximately $64,000 was available under the terms of the line of credit.

6.	NOTES PAYABLE

Notes payable consist of the following as of June 30, 2002:

Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$314,329

Less current maturities	60,147

$254,182

The following are annual minimal principal payments due under notes payable:

Year ending December 31,
2002	$39,396
2003	82,033
2004	133,963
2005	58,937

$314,329

7.	DEPOSITS UNDER BUILDING SALES CONTRACT

On December 31, 2001, Prolong Super Lubricants, Inc. (PSL) sold its 6 Thomas, Irvine, CA headquarters building to an investment group for $3,675,000. The buyers made a cash down payment of approximately $1,138,667, took “subject to” the existing 1st trust deed in favor of Bank of America, FSB in the amount of $1,609,057, took “subject to” the 2nd trust deed in favor of CDC Small Business Finance in the amount of $675,276, and legally assumed the 3rd trust deed loan in favor of ABQ Dolphin LP in the amount of approximately $252,000. From the cash down payment received by PSL, $423,000 was applied as a principal payment on the ABQ Dolphin LP 3rd trust deed loan. On June 28, 2002 the buyer secured a new loan by a first deed of trust, paying off the three existing loans of record. Because the Company’s contractual obligations under these loans have been satisfied, the gain on the sale of the building in the amount of approximately $983,400 was recognized during the period ended June 30, 2002.

8.	CONTINGENCIES

In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among others items. As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based on various allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief. Class counsel and the Company have entered into a stipulation of settlement on three of the suits, namely Fernandes et al v PSL, Bowland et al v PSL and Mata et al v PSL, which settlements were preliminarily approved by the court in February 2002. In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring in eighteen months from the date of settlement. In addition, the Company will reimburse plaintiff’s legal counsel as a group in an amount not to exceed $65,000. Settlement of these suits as currently proposed will have no material adverse affect on the Company’s financial position or results of operation, as the Company has fully accrued for the anticipated settlements as of June 30, 2002. In the fourth and last of the FTC related suits, Kachold v PSL, a separate settlement was reached with the individual plaintiff for $1,000 and $1,000 in attorney fees, with the class claims being dismissed with prejudice contingent upon final court approval of the above referenced settlement.

On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action. The appellate court in Ohio largely affirmed a series of orders by the trial judge in favor of EPL and PIC et al, the effect of which was to reduce the number of complaining parties from approximately one hundred to less than twenty, and dismissing various causes of action. The trial court subsequently denied plaintiff’s motion to certify the case as a class action. The remaining Helman plaintiffs have appealed the trial court’s order denying certification of the case as a class action. Management believes that there is no merit to the plaintiffs’ complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company’s financial position or results of operations.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

9.	INVESTMENT IN AFFILIATE

On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. The Company also provided administrative and facilities services support in the amount of $124,995 during the period April 1, 2001 through June 30, 2002. The Company contribution, and the services provided (total investment of $274,995), shall be considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of PEEC. In December 2001, PEEC was merged into ORYXE Energy International, Inc. The Company also has a warrant to purchase additional shares of ORYXE, which if exercised would vest the Company with ownership of approximately 16% of ORYXE, based upon ORYXE’s current capitalization.

10.	INTANGIBLE ASSETS

Effective the beginning of the first quarter of 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

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

ITEM 2:

PROLONG INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

Revenue, Receivables and Inventory - We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. In addition, we record reductions to revenue for estimated product returns and allowances such as competitive pricing programs. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. We provide reserves for estimated product warranty costs at the time revenue is recognized. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We write down our inventory for estimated obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Goodwill and Purchased Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization.

Deferred Taxes—If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which adjustment will be charged to income tax expense in the period of such determination.

RESULTS OF OPERATIONS

	Percentage of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	32.0	29.6	33.3	30.6

Gross profit	68.0	70.4	66.7	69.4
Selling and marketing expenses	39.5	44.8	37.4	41.2
General and administrative expenses	27.1	23.3	26.6	23.4

Operating income	1.4	2.3	2.7	4.8
Other income (expense)	37.8	(3.6)	16.7	(3.2)

Income (loss) before extraordinary item and provision for income taxes	39.2	(1.3)	19.4	1.6
Extraordinary item – gain from forgiveness of debt, net of income taxes	12.5	—	7.6	—

Income (loss) before provision income taxes	51.7	(1.3)	27.0	1.6
Provision (benefit) for income taxes	15.6	(0.8)	7.8	1.3

Net income (loss)	36.1	(0.5)	19.2	0.3

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

Net revenues for the three months ended June 30, 2002 were approximately $2,487,000 as compared to approximately $3,929,000 for the comparable period of the prior year, a decrease of $1,442,000 or 36.7%. Revenues for the three month period ended June 30, 2002 were derived from the following sources: Retail sales of $2,231,000 and international and other sales of $256,000. Revenues for the three month period ended June 30, 2001 were derived from the following sources: Retail sales of $3,732,000, and international and other sales of $197,000.

During the second quarter of 2002, retail sales were 89.7% of total revenues while international and other sales comprised 10.3% of total revenues. During the second quarter of 2001, retail sales were 95.0% of total revenues while international and other sales comprised 5.0% of total revenues. The lower retail sales for the period ended June 30, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $1,501,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure, and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line.

Cost of goods sold for the three months ended June 30, 2002 was approximately $796,000 as compared to $1,165,000 for the comparable period of the prior year, a decrease of $369,000 or 31.7%. As a percentage of sales, cost of goods sold increased from 29.6% for the three months ended June 30, 2001 to 32.0% for the three months ended June 20, 2002. The increase was mainly attributable to a shift in product mix in the retail lubricants sales and the added cost of free promotional items.

Selling and marketing expenses of $983,000 for the three months ended June 30, 2002 represented a decrease of $777,000 over the comparable period of the prior year. This 44.2% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness and salaries. Selling and marketing expenses as a percentage of sales were 39.5% for the three months ended June 30, 2002 versus 44.8% for the comparable period of the previous year.

General and administrative expenses for the three months ended June 30, 2002 were approximately $673,000 as compared to $914,000 for the three months ended June 30, 2001, a decrease of $241,000 or 26.4%. This decrease is primarily attributable to a decrease in audit fees, amortization expenses, financing costs and salaries. As a percentage of sales, general and administrative expenses increased from 23.3% in 2001 to 27.1% in 2002. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the decrease in sales during the period.

Net interest expense of $98,100 for the three months ended June 30, 2002 represented a decrease of $47,900 over the comparable period in 2001. The decrease is attributable to a lower average balance in bank loans and notes payable during the period. Other income for the three months ended June 30, 2002 was $55,300 as compared to none for the three months ended June 30, 2001, an increase of $55,300. This increase was the result of rent income from sub-tenants. Gain on sale of building for the three months ended June 30, 2002 in the amount of $983,400 represents the one time net gain on the sale of the Company’s corporate headquarters.

Extraordinary item – gain from forgiveness of debt, net of income taxes of $202,600 for the three months ended June 30, 2002 was approximately $311,600 as compared to none for the three months ended June 30, 2001. This gain resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program” (Note 1 to the consolidated condensed financial statements).

Net income for the three month period ended June 30, 2002 was approximately $899,000 as compared to a net loss of approximately $(20,000) for the comparable period in the prior year, an increase of $919,000. The increase is a result of the factors discussed above.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Net revenues for the six months ended June 30, 2002 were approximately $5,373,000 as compared to approximately $8,081,000 for the comparable period in the prior year, a decrease of $2,708,000 or 33.5%. Revenues for the six month period ended June 30, 2002 were derived from the following sources: Retail sales of $4,817,000 and international and other sales of $556,000. Revenues for the six month period ended June 30, 2001 were derived from the following sources: Retail sales of $7,102,000 and international and other sales of $979,000.

For the six-month period ended June 30, 2002, retail sales were 89.7% of total revenues while international and other sales comprised 10.3% of total revenues. During the comparable period in 2001, retail sales were 87.9% of total revenues while international and other sales comprised 12.1% of total revenues. The lower retail sales for the six month period ended June 30, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $2,285,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure, and also due to the decision to discontinue the direct response infomercial for lubricants in lieu of an ongoing evaluation of more cost effective means of promoting the line. International and other sales decreased due to a slower demand in South Africa, Asia and South America.

Cost of goods sold for the six months ended June 30, 2002 was approximately $1,788,000 as compared to $2,472,000 for the comparable period of the prior year, a decrease of $684,000 or 27.7%. As a percentage of sales, cost of goods sold increased from 30.6% for the six months ended June 30, 2001 to 33.3% for the six months ended June 30, 2002. The increase was mainly attributable to a shift in product mix in the retail lubricants sales and the added cost of free promotional items.

Selling and marketing expenses of $2,008,000 for the six months ended June 30, 2002 represented a decrease of $1,322,000 over the comparable period of the prior year. This decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness and salaries. Selling and marketing expenses as a percentage of sales were 37.4% for the six months ended June 30, 2002 versus 41.2% for the comparable period of the previous year.

General and administrative expenses for the six months ended June 30, 2002 were approximately $1,432,000 as compared to $1,891,000 for the six months ended June 30, 2001, a decrease of $459,000 or 24.2%. This decrease is primarily attributable to a decrease in amortization expenses, financing costs and salaries. As a percentage of sales, general and administrative expenses increased from 23.4% in 2001 to 26.6% in 2002. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

Net interest expense of $199,100 for the six months ended June 30, 2002 represented a decrease of $70,300 over the comparable period in 2001. The decrease is attributable to a lower average balance in bank loans and notes payable during the period. Other income for the six months ended June 30, 2002 was $108,900 as compared to none for the six months ended June 30, 2001. This increase was the result of rent income from sub-tenants. Gain on sale of building for the six months ended June 30, 2002 in the amount of $983,400 represents the one time net gain on the sale of the Company’s corporate headquarters.

Extraordinary item – gain from forgiveness of debt, net of income taxes of $271,000 for the six months ended June 30, 2002 was approximately $406,000 as compared to none for the six months ended June 30, 2001. This gain resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program” (Note 1 to the consolidated condensed financial statements).

Net income for the six month period ended June 30, 2002 was approximately $1,031,000 as compared to a net income of approximately $25,000 for the comparable period in the prior year, a increase of $1,006,000. The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had a net working capital of approximately $875,000 as compared to a negative working capital of $149,000 at December 31, 2001, representing an increase of $1,024,000. Operating activities used cash of $246,000 during the period ended June 30, 2002, primarily from a decrease in accounts payable, which was partially offset by an decrease in accounts receivable, inventories and deferred taxes. Additionally, the Company provided $5,000 in investing activities and used $127,000 in financing activities which were primarily net reductions in notes payable and line of credit from bank offset by proceeds received from new sub-debt notes payable.

The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution’s prime rate (4.75% at June 30, 2002) plus 7%, subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At June 30, 2002, the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender. As of June 30, 2002, $1,397,608 was outstanding and approximately $64,000 was available under the terms of the line of credit.

At June 30, 2002, the Company had an accumulated deficit of approximately $5,495,000. During 2001, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. The Company anticipates realizing the full impact of these expense reductions in 2002. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company’s business plan for 2002 provides for positive cash generation from operations. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the first six month period ended June 30, 2002. The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the period ended June 30, 2002. The Company is currently seeking additional working capital through a private placement offering of subordinated secured promissory notes to accredited investors. As of June 30, 2002, the Company raised $314,000 through this private placement. If these measures are not adequate, the Company will pursue additional expense reductions. The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2002 and beyond. The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements. Management cannot guarantee that it will be able to obtain adequate funds when needed or on acceptable terms, if at all. Any inability to obtain funds when needed would have a material adverse effect on the Company’s financial condition. Management believes that these plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC’s financial instruments include cash and long-term debt. At June 30, 2002 and December 31, 2001, respectively, the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates. It is PIC’s policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at June 30, 2002 and December 31, 2001.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In particular, certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2001, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PROLONG INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to Note 8 of the notes to consolidated condensed financial statements.

Item 2.    Changes in Securities and Use of Proceeds

On April 1, 2002, the Company granted 1,482,500 options to purchase shares of the Company’s common stock under its Amended and Restated 1997 Stock Incentive Plan to certain of its employees and consultants. Each option has an exercise price of $0.10, vests at 25% per year for four years and has a ten-year term.

During the quarter ended June 30, 2002, the Company issued 400,000 common stock warrants in connection with the sale and issuance of $314,329 of 15.00% Subordinated Promissory Notes and the settlement of certain accounts payable. The warrants have three-year terms and entitle the holder to acquire shares of the Company’s common stock at prices ranging from $0.15 to $0.50 per share. Additionally, each warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder. The proceeds received by the Company from the sale of the 15.00% Subordinated Promissory Notes were used to pay certain outstanding accounts payable.

The sales of the warrants and 15.00% Subordinated Promissory Notes were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Item 3.    Defaults upon Senior Securities

The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003. Such facility is collateralized by eligible accounts receivable and inventories. Interest is currently payable monthly at the default rate of the financial institution’s prime rate (4.75% at June 30, 2002), plus 7% subject to a minimum interest charge of $50,000 per quarter. The credit facility contains certain defined net income and tangible net worth financial covenants. At June 30, 2002 the Company was in default with certain financial covenants under the credit agreement. The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender. As of June 30, 2002, $1,397,608 was outstanding and approximately $64,000 was available under the terms of the line of credit.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on June 26, 2002.
(b)
Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

Name	Class #	Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of “Non- Votes”
Richard McDermott	I	25,188,710	240,317

Following the Annual Meeting, the Board of Directors consists of:

Class
Elton Alderman	III
Thomas C. Billstein	III
Gregory W. Orlandella	II
Gerry L. Martin	II
Richard L. McDermott	I

(c)	Proposal Two to appoint Haskell & White LLP as the Company’s independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Votes “Withheld”	Number of “Non-Votes”
25,153,332	124,000	151,695

(d)	Proposal Three to approve the increase of the authorized shares under the Company’s 1997 Stock Incentive Plan from its present 2,500,000 shares to a maximum of 4,000,000 shares.

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Votes “Withheld”	Number of “Non-Votes”
12,724,394	790,994	11,913,639

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

  No reports on Form 8-K have been filed by the Company during the Quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: August 13, 2002	/s/ NICHOLAS ROSIER
Nicholas Rosier
Chief Financial Officer
(Principal Financial Officer)