Form 10-Q
period 2002-09-30
PROLONG INTERNATIONAL CORP
filed 2002-11-12
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission File No.      0-22803

PROLONG INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	6 Thomas Irvine, CA 92618	74-2234246
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(IRS Employer Identification No.)

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

There were 29,789,598 shares of the registrant’s common stock ($0.001 par value) outstanding as of November 8, 2002.

Page 1 of 23 pages
Exhibit Index on Sequentially Numbered Page 19

PROLONG INTERNATIONAL CORPORATION
FORM 10-Q

Item 1. Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,164	$466,453
Accounts receivable, net of allowance for doubtful accounts of $327,760 and $461,731 in 2002 and 2001, respectively	2,104,430	2,485,191
Inventories, net	519,246	691,921
Prepaid expenses, net	337,174	145,107
Advances to employees, current portion	11,568	31,578
Deferred tax asset	877,455	877,455

Total current assets	3,932,037	4,697,705
Property and equipment, net (Note 4)	336,958	2,879,094
Patents, net	445,122	—
Intangible assets, net	6,058,007	6,558,007
Deferred tax asset, noncurrent	1,412,601	2,349,552
Investment in affiliate	299,994	224,997
Other assets, net	204,531	232,042

TOTAL ASSETS	$12,689,250	$16,941,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,010,475	$2,647,266
Accrued expenses	530,718	416,203
Line of credit	1,107,209	1,728,868
Notes payable, current	60,739	53,974

Total current liabilities	2,709,141	4,846,311
Deposits under building sales contract (Note 7)	—	1,223,265
Notes payable, noncurrent	277,491	2,230,359

Total liabilities	2,986,632	8,299,935
COMMITMENTS AND CONTINGENCIES (Note 7 & 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2002 and 2001, respectively	29,789	29,789
Additional paid-in capital	15,137,105	15,137,105
Accumulated deficit	(5,464,276)	(6,525,432)

Total stockholders’ equity	9,702,618	8,641,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,689,250	$16,941,397

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

NET REVENUES	$2,627,994	$2,858,222	$8,001,231	$10,939,283
COST OF GOODS SOLD	933,626	929,751	2,722,030	3,401,632

GROSS PROFIT	1,694,368	1,928,471	5,279,201	7,537,651
OPERATING EXPENSES:
Selling and marketing	974,343	1,397,081	2,982,209	4,726,728
General and administrative	638,521	908,713	2,070,059	2,799,902

Total operating expenses	1,612,864	2,305,794	5,052,268	7,526,630

OPERATING INCOME (LOSS)	81,504	(377,323)	226,933	11,021
OTHER (EXPENSE) INCOME, net:
Interest (expense)	(71,213)	(147,656)	(270,329)	(417,039)
Interest income	341	(1,509)	1,865	7,976
Other income	39,939	—	148,810	—
Gain on sale of building	—	—	983,401	—

Total other (expense) income, net	(30,933)	(149,165)	863,747	(409,063)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PROVISION OF INCOME TAXES	50,571	(526,488)	1,090,680	(398,042)
EXTRAORDINARY ITEM – gain from forgiveness of debt, net of income taxes of $0 and $270,985 for the three and nine month period ended September 30, 2002 (Note 1)	—	—	406,476	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	50,571	(526,488)	1,497,156	(398,042)
PROVISION (BENEFIT) FOR INCOME TAXES	20,000	(106,392)	436,000	(2,936)

NET INCOME (LOSS)	$30,571	$(420,096)	$1,061,156	$(395,106)

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.01)	$0.03	$(0.01)

Diluted	$0.00	$(0.01)	$0.03	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
Basic	29,789,598	28,438,903	29,789,598	28,438,903
Diluted options outstanding	0	0	0	0

Diluted	29,789,598	28,438,903	29,789,598	28,438,903

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,061,156	$(395,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from forgiveness of debt	(677,461)	—
Gain from sale of building	(983,401)	—
Sublease income from affiliate	(74,997)	—
Depreciation and amortization	195,747	635,995
Provision for doubtful accounts	—	62,078
Deferred taxes	936,951	(8,684)
Reserve for inventory obsolescence	2,838	—
Compensation costs related to options	—	—
Amortization of warrants issued to lender	—	126,279
Loss on exchange of common stock for accounts receivable		—
Changes in assets and liabilities:
Accounts receivable	380,761	(644,006)
Inventories	169,837	235,865
Prepaid expenses	(161,567)	(5,336)
Income taxes receivable	—	75,002
Prepaid television time	(30,500)	5,583
Other assets	27,511	88,254
Accounts payable	(959,330)	369,882
Accrued expenses	114,516	(334,514)
Income taxes payable	(1)	—

Net cash provided by operating activities	2,060	211,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,574)	(12,153)
Employee advances	20,010	13,660
Investment in affiliate	—	(150,000)

Net cash provided by (used in) investing activities	7,436	(148,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	338,230	—
Payments on notes payable	(24,491)	(37,759)
Net payments on line of credit from bank	(621,659)	(118,165)
Deposits under sales contracts	(85,865)	—

Net cash used in financing activities	(393,785)	(155,924)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(384,289)	(93,125)
CASH AND CASH EQUIVALENTS, beginning of period	466,453	126,917

CASH AND CASH EQUIVALENTS, end of period	$82,164	$33,792

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$13,600

Interest paid	$270,329	$417,039

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended September 30, 2002, the Company completed the following transactions:
Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $74,997.  Completed the sale of its corporate headquarters at a one time-gain of $983,400.  The transaction resulted in a net decrease in property and equipment (land, building & improvements) of approximately $2,414,000 and a reduction in long-term liabilities, (notes payable & deposits under sales contracts) of approximately $3,398,000.

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

Management’s Plans Regarding Financial Results and Liquidity - At September 30, 2002, the Company had a net working capital of approximately $1,223,000 and, an accumulated deficit of approximately $5,464,000.  The Company initiated vigorous expense-reduction strategies during the years 2000 and 2001.  During 2001 and 2002, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses.  The Company anticipates realizing the full impact of these expense reductions in the remainder of 2002 and beyond.  Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms.  The Company’s business plan for 2002 provides for positive cash generation from operations. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the nine month period ended September 30, 2002.  The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the nine month period ended September 30, 2002.  The Company is currently seeking additional working capital through a private placement offering of subordinated secured promissory notes to accredited investors.  As of September 30, 2002, the Company raised $375,000 through this private placement.  If these measures are not adequate, the Company will pursue additional expense reductions.  The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements.  There can be no assurance that such financing will be available on favorable terms, or at all.  If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.  Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong Foreign Sales Corporation, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong).  All intercompany accounts have been eliminated in consolidation.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the Form 10-K for the year ended December 31, 2001 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories consist of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Raw materials	$333,726	$353,065
Finished goods	273,066	423,564
Obsolescence reserve	(87,546)	(84,708)

	$519,246	$691,921

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Building and improvements (Note 7)	$—	$2,280,783
Computer equipment	278,537	265,964
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	115,143	115,143
Machinery and equipment	17,953	17,953
Molds and dies	233,117	233,117

	1,321,596	3,589,806
Less accumulated depreciation	(984,638)	(1,248,712)

	336,958	2,341,094
Land (Note 7)	—	538,000

	$336,958	$2,879,094

5.	LINE OF CREDIT

The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003.  Such facility is collateralized by eligible accounts receivable and inventories.  Interest is currently payable monthly at the default rate of the financial institution’s prime rate (4.75% at September 30, 2002), plus 7.00% subject to a minimum interest charge of $50,000 per quarter.  The credit facility contains certain defined net income and tangible net worth financial covenants.  At September 30, 2002 the Company was in default with certain financial covenants under the credit agreement.  The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender.  There can be no assurance that the Company will successfully secure a replacement senior secured lender on favorable terms, or at all.  As of September 30, 2002, $1,107,209 was outstanding and approximately $136,000 was available under the terms of the line of credit.

6.	NOTES PAYABLE

Notes payable consist of the following as of September 30, 2002:

Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$338,230

Less current maturities	60,739

$277,491

The following are annual minimal principal payments due under notes payable:

Year ending December 31,
2002	$4,839
2003	93,103
2004	163,510
2005	76,778

$338,230

7.	DEPOSITS UNDER BUILDING SALES CONTRACT

On December 31, 2001, Prolong Super Lubricants, Inc. (PSL) sold its 6 Thomas, Irvine, CA headquarters building to an investment group for $3,675,000.  The buyers made a cash down payment of approximately $1,138,667, took “subject to” the existing 1st trust deed in favor of Bank of America, FSB in the amount of $1,609,057, took “subject to” the 2nd trust deed in favor of CDC Small Business Finance in the amount of $675,276, and legally assumed the

3rd trust deed loan in favor of ABQ Dolphin LP in the amount of approximately $252,000.  From the cash down payment received by PSL, $423,000 was applied as a principal payment on the ABQ Dolphin LP 3rd trust deed loan.  On June 28, 2002 the buyer secured a new loan by a first deed of trust, paying off the three existing loans of record.  Because the Company’s contractual obligations under these loans have been satisfied, the gain on the sale of the building in the amount of approximately $983,400 was recognized during the quarter ended June 30, 2002.

8.	CONTINGENCIES

Legal Proceedings - In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among others items.  As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based on various allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief.  All four of the suits have been settled with court approval; namely Fernandes et al v PSL, Bowland et al v PSL, Mata et al v PSL, and Kachold et al v PSL, and the period for appeal has expired.  In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring eighteen months from the date of settlement.  In addition, the Company will reimburse plaintiff’s legal counsel as a group in an amount not to exceed $66,000.  Settlement of these suits has no material adverse affect on the Company’s financial position or results of operation, as the Company has fully accrued for the settlements.

On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action related to a claim of right to become a shareholder of PIC. Management believes that there is no merit to the plaintiffs’ complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company’s financial position or results of operations.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business.  PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

9.	INVESTMENT IN AFFILIATE

On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC.  The Company also provided administrative and facilities services support in the amount of $149,994 during the period April 1, 2001 through September 30, 2002.  The Company contribution, and the services provided (total investment of $299,994), shall be considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of PEEC.  In December 2001, PEEC was merged into ORYXE Energy International, Inc.  The Company also has a warrant to purchase additional shares of ORYXE, which if exercised would vest the Company with ownership of approximately 16% of ORYXE, based upon ORYXE’s current capitalization.

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

PROLONG INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RISK FACTORS AND FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  In addition, the Company may from time to time make oral forward looking statements.  The words “estimate,” “project,” “potential,” “intended,” “expect,” “anticipate,” “believe” and similar expressions or words are intended to identify forward looking statements.  The forward looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company’s business and technology.  These assumptions involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward looking statements will be realized and actual results may differ materially.  In light of the significant uncertainties inherent in the forward looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and other periodic reports filed with the Securities and Exchange Commission.  In particular, there are certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2001, which risk factors are hereby incorporated into this report by this reference.  As a result, the actual results may differ materially from those projected in the forward looking statements.

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

Deferred Taxes - If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which adjustment will be charged to income tax expense in the period of such determination.

RESULTS OF OPERATIONS

	Percentage of Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	35.5	32.5	34.0	31.1

Gross profit	64.5	67.5	66.0	68.9
Selling and marketing expenses	37.1	48.9	37.3	43.2
General and administrative expenses	24.3	31.8	25.9	25.6

Operating income (loss)	3.1	(13.2)	2.8	0.1
Other (expense) income	(1.2)	(5.2)	10.8	(3.7)

Income (loss) before extraordinary item and provision for income taxes	1.9	(18.4)	13.6	(3.6)
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	—	5.1	—

Income (loss) before provision income taxes	1.9	(18.4)	18.7	(3.6)
Provision (benefit) for income taxes	0.8	(3.7)	5.4	—

Net income (loss)	1.1	(14.7)	13.3	(3.6)

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Net revenues for the three months ended September 30, 2002 were approximately $2,628,000 as compared to approximately $2,858,000 for the comparable period of the prior year, a decrease of $230,000 or 8.0%.  Revenues for the three month period ended September 30, 2002 were derived from the following sources:  Retail sales of $2,269,000 and international and other sales of $359,000.  Revenues for the three month period ended September 30, 2001 were derived from the following sources: Retail sales of $2,604,000, and international and other sales of $254,000.

During the third quarter of 2002, retail sales were 86.3% of total revenues while international and other sales comprised 13.7% of total revenues.  During the third quarter of 2001, retail sales were 91.1% of total revenues while international and other sales comprised 8.9% of total revenues.  The lower retail sales for the period ended September 30, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $335,000.  The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors and reduced advertising exposure.

Cost of goods sold for the three months ended September 30, 2002 was approximately $934,000 as compared to $930,000 for the comparable period of the prior year, an increase of $4,000 or 0.4%.  As a percentage of sales, cost of goods sold increased from 32.5% for the three months ended September 30, 2001 to 35.5% for the three months ended September 30, 2002.  The increase was mainly attributable to a shift in product mix in the retail lubricants sales and to an increase in international sales, which carry a lower gross margin.

Selling and marketing expenses of $974,000 for the three months ended September 30, 2002 represented a decrease of $423,000 over the comparable period of the prior year.  This 30.3% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness and salaries.  Selling and marketing expenses as a percentage of sales were 37.1% for the three months ended September 30, 2002 versus 48.9% for the comparable period of the previous year.

General and administrative expenses for the three months ended September 30, 2002 were approximately $639,000 as compared to $909,000 for the three months ended September 30, 2001, a decrease of $270,000 or 29.7%.  This decrease is primarily attributable to a decrease in audit fees, amortization expenses, financing costs and salaries.  As a percentage of sales, general and administrative expenses decreased from 31.8% in 2001 to 24.3% in 2002.

Net interest expense of $71,200 for the three months ended September 30, 2002 represented a decrease of $76,500 over the comparable period in 2001.  The decrease is attributable to a lower average balance in bank loans and notes payable during the period.  Other income for the three months ended September 30, 2002 was $40,000 as compared to none for the three months ended September 30, 2001, an increase of $40,000.  This increase was the result of rent income from sub-tenants.

Net income for the three month period ended September 30, 2002 was approximately $30,600 as compared to a net loss of approximately $(420,000) for the comparable period in the prior year, an increase of $450,600.  The increase is a result of the factors discussed above.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Net revenues for the nine months ended September 30, 2002 were approximately $8,001,000 as compared to approximately $10,939,000 for the comparable period in the prior year, a decrease of $2,938,000 or 26.9%.  Revenues for the nine month period ended September 30, 2002 were derived from the following sources:  Retail sales of $7,083,000 and international and other sales of $918,000.  Revenues for the nine month period ended September 30, 2001 were derived from the following sources: Retail sales of $9,707,000 and international and other sales of $1,232,000.

For the nine-month period ended September 30, 2002, retail sales were 88.5% of total revenues while international and other sales comprised 11.5% of total revenues.  During the comparable period in 2001, retail sales were 88.7% of total revenues while international and other sales comprised 11.3% of total revenues.  The lower retail sales for the nine month period ended September 30, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $2,624,000.  The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors and reduced advertising exposure.  International and other sales decreased due to a slower demand in South Africa, Asia and South America.

Cost of goods sold for the nine months ended September 30, 2002 was approximately $2,722,000 as compared to $3,402,000 for the comparable period of the prior year, a decrease of $680,000 or 20.0%.  As a percentage of sales, cost of goods sold increased from 31.1% for the nine months ended September 30, 2001 to 34.0% for the nine months ended September 30, 2002.  The increase was mainly attributable to a shift in product mix in the retail lubricants sales, and increases related to purchased materials and overhead warehouse costs.

Selling and marketing expenses of $2,982,000 for the nine months ended September 30, 2002 represented a decrease of $1,745,000 over the comparable period of the prior year.  This decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness and salaries.  Selling and marketing expenses as a percentage of sales were 37.3% for the nine months ended September 30, 2002 versus 43.2% for the comparable period of the previous year.

General and administrative expenses for the nine months ended September 30, 2002 were approximately $2,070,000 as compared to $2,800,000 for the nine months ended September 30, 2001, a decrease of $730,000 or 26.1%.  This decrease is primarily attributable to a decrease in amortization expenses, financing costs and salaries.  As a percentage of sales, general and administrative expenses increased from 25.6% in 2001 to 25.9% in 2002.  Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

Net interest expense of $270,000 for the nine months ended September 30, 2002 represented a decrease of $147,000 over the comparable period in 2001.  The decrease is attributable to a lower average balance in bank loans and notes payable during the period.  Other income for the nine months ended September 30, 2002 was $149,000 as compared to none for the nine months ended September 30, 2001.  This increase was the result of rent income from sub-tenants.  Gain on sale of building for the nine months ended September 30, 2002 in the amount of $983,400 represents the one time net gain on the sale of the Company’s corporate headquarters.

Extraordinary item – gain from forgiveness of debt, net of income taxes of $271,000 for the nine months ended September 30, 2002 was approximately $406,000 as compared to none for the nine months ended September 30, 2001.  This gain resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program” (Note 1 to the consolidated condensed financial statements).

Net income for the nine month period ended September 30, 2002 was approximately $1,061,000 as compared to a net loss of approximately $(395,000) for the comparable period in the prior year, an increase of $1,456,000.  The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a net working capital of approximately $1,223,000 as compared to a negative working capital of $149,000 at December 31, 2001, representing an increase of $1,372,000.  Operating activities generated cash of $2,100 during the nine month period ended September 30, 2002, primarily from a decrease in accounts receivable, inventories and deferred taxes which was partially offset by a decrease in accounts payable.  Additionally, the Company provided $7,400 in investing activities and used $394,000 in financing activities which were primarily net reductions in notes payable and line of credit from bank offset by proceeds received from new sub-debt notes payable.

The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003.  Such facility is collateralized by eligible accounts receivable and inventories.  Interest is currently payable monthly at the default rate of the financial institution’s prime rate (4.75% at September 30, 2002), plus 7.00% subject to a minimum interest charge of $50,000 per quarter.

The credit facility contains certain defined net income and tangible net worth financial covenants.  At September 30, 2002 the Company was in default with certain financial covenants under the credit agreement.  The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender.  There can be no assurance that the Company will successfully secure a replacement senior secured lender on favorable terms, or at all.  As of September 30, 2002, $1,107,209 was outstanding and approximately $136,000 was available under the terms of the line of credit.

At September 30, 2002, the Company had an accumulated deficit of approximately $5,464,000.  During 2001 and 2002 to date, the Company has reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses.  The Company anticipates realizing the full impact of these expense reductions in the remainder of 2002 and beyond.  Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms.  The Company’s business plan for 2002 provides for positive cash generation from operations.  The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the nine month period ended September 30, 2002.  The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the period ended September 30, 2002.  The Company is currently seeking additional working capital through a private placement offering of subordinated secured promissory notes to accredited investors.  As of September 30, 2002, the Company raised $375,000 through this private placement.  If these measures are not adequate, the Company will pursue additional expense reductions.  The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2002 and beyond.  The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements.  Management cannot guarantee that it will be able to obtain adequate funds when needed or on acceptable terms, if at all.  Any inability to obtain funds when needed would have a material adverse effect on the Company’s financial condition.  Further, if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.  Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC’s financial instruments include cash and long-term debt.  At September 30, 2002 and December 31, 2001, respectively the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates.  It is PIC’s policy not to enter into derivative financial instruments.  PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies.  As a result, PIC did not have significant overall currency exposure at September 30, 2002 and December 31, 2001.

ITEM 4:

CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report.  Within the 90-day period prior to the date of this report, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the 1934 Act.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PROLONG INTERNATIONAL CORPORATION
 PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to Note 8 of the notes to consolidated condensed financial statements.

Item 2.   Changes in Securities and Use of Proceeds

During the nine month period ended September 30, 2002, the Company issued an aggregate of 460,000 common stock warrants in connection with the sale and issuance of an aggregate principal amount of $375,000 of 15.00% subordinated promissory notes to a total of nine accredited investors and the settlement of certain accounts payable.  The warrants have three-year terms and entitle the holder to acquire shares of the Company’s common stock at prices ranging from $0.15 to $0.50 per share.  Additionally, each warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder.  The proceeds received by the Company from the sale of the 15.00% subordinated promissory notes were used to pay certain outstanding accounts payable.

The sales of the warrants and 15.00% subordinated promissory notes were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder.  The Company has reason to believe that each purchaser was familiar with or had access to information concerning the operations and financial condition of the Company, and each purchaser represented that it was an accredited investor and was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  At the time of the issuances, the warrants and the 15% subordinated promissory notes were deemed to be restricted securities for purposes of the 1933 Act and the instruments representing such securities (and the share certificates to be issued upon exercise of the warrants) bear legends to that effect.

Item 3.   Defaults upon Senior Securities

The Company has a $5,000,000 credit facility with a financial institution, expiring in May 2003.  Such facility is collateralized by eligible accounts receivable and inventories.  Interest is currently payable monthly at the default rate of the financial institution’s prime rate (4.75% at September 30, 2002), plus 7.00% subject to a minimum interest charge of $50,000 per quarter.  The credit facility contains certain defined net income and tangible net worth financial covenants.  At September 30, 2002 the Company was in default with certain financial covenants under the credit agreement.  The Company is currently discussing remedies with the lender and is also actively pursuing a replacement senior secured lender.  As of November 7, 2002, $976,00 was outstanding and approximately $75,000 was available under the terms of the line of credit.

PROLONG INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION

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

PROLONG INTERNATIONAL CORPORATION

Date: November 12, 2002	/s/ NICHOLAS ROSIER

Nicholas Rosier Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Elton Alderman, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Prolong International Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ ELTON ALDERMAN

Elton Alderman President & CEO (Principal Executive Officer)

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas Rosier, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Prolong International Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ NICHOLAS ROSIER

Nicholas Rosier Chief Financial Officer (Principal Financial Officer)