Form 10-K
period 2002-12-31
PROLONG INTERNATIONAL CORP
filed 2003-03-31
CIK 1016965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

***
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-22803

PROLONG INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	74-2234246

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Thomas, Irvine, California 92618

(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 587-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of June 28, 2002, was approximately $2,681,000.

The number of outstanding shares of the Registrant’s Common Stock as of March 17, 2003 was 29,789,598.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2003, are incorporated by reference into Part III.

Exhibit Index on Sequentially Numbered Page 55

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

          This Annual Report on Form 10-K contains forward-looking statements relating to future events or the future financial performance of the Registrant, including but not limited to statements contained in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Which May Affect Future Operating Results.”  Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K, including, but not limited to, matters set forth in “Factors Which May Affect Future Operating Results,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

PART I

ITEM 1.  Business

General Description of Business

          Prolong International Corporation (the “Registrant” or “PIC”) is a Nevada corporation that was incorporated on August 24, 1981 as Giguere Industries, Incorporated (“Giguere”).  On September 14, 1981, Giguere consummated a merger with Medical International, Inc., a Utah corporation, pursuant to which Giguere was the surviving entity.  Prior to the merger with Giguere, Medical International, Inc. had completed an offering of its common stock which was exempt from registration under the Securities Act of 1933, as amended, by reason of Regulation A thereunder.  All of the outstanding shares of Medical International, Inc. common stock were exchanged for shares of Giguere as part of the plan of merger.  Subsequent to the merger, Giguere conducted operations for several years until it liquidated its assets in order to satisfy its creditors and discontinued operations in 1987.  Giguere was inactive and held no significant assets from 1987 to June 21, 1995.

          On June 21, 1995, Giguere acquired all of the outstanding common stock of Prolong Super Lubricants, Inc., a Nevada corporation (“PSL”), in a share exchange with PSL’s then existing shareholders (the “Reorganization”) and changed its name from Giguere to Prolong International Corporation.  Since the Reorganization, PIC has changed its focus from being a company without operations, a business or significant assets, to that of a holding company for its wholly-owned operating subsidiary, PSL.  On December 4, 1998, PIC formed Prolong International Holdings Ltd. (“PIHL”), a Cayman Islands company, as a wholly-owned subsidiary.  On the same day, PIHL formed Prolong International Ltd. (“PIL”), a Cayman Islands company, as its wholly-owned operating subsidiary.  PIC, through PSL, PIHL and PIL (referred to collectively in the operational context with PIC as “Prolong” or “the Company”), is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment (“AFMT”).

          On February 5, 1998, PIC entered into a definitive agreement with EPL Pro-Long, Inc., a California Corporation (“EPL”), under which PIC purchased the business assets of EPL.  Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC’s common stock, $0.001 par value per share (the “PIC Common Stock”).  With the purchase, PIC acquired the patents for the anti-friction metal treatment (“AFMT”) technology and related trademarks and, as a result, owns the exclusive, worldwide rights to manufacture, sell and distribute lubrication and other products based on AFMT and owning the “Prolong” name.  Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the “Prolong” name.  This transaction closed on November 20, 1998.  On November 25, 1998, the U.S. District Court in San Diego, California (the “Court”) granted a temporary restraining order without a hearing in response to a purported class action filed by a group of plaintiffs representing less than 2% of the outstanding shares of EPL’s common stock against PIC, PSL, EPL and certain of their respective former and current officers and directors.  On October 12, 2001 the case was settled as a class action, dismissing all of the claims with prejudice.  In settlement, PIC issued 1,350,695 additional shares of its common stock to EPL, out of which one-third of those shares were distributed to certain of plaintiff’s attorneys and two-thirds of those shares were distributed to EPL shareholders.  PIC agreed to waive its claim to reimbursement for EPL’s accrued expenses of approximately

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

$430,000 as additional purchase consideration.  The acquisition of the assets of EPL by PIC is now completed and all associated litigation has been dismissed.  See “Legal Proceedings”.

          Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements.  During 1997 and 1998, working capital was generated primarily through operations. Working capital for 2000, 2001 and 2002 was generated through operations, the utilization of the Company’s line of credit with a bank and new financing in the form of subordinated debt.

Products

          Prolong markets a variety of products, some of which are based on AFMT.  AFMT is a patented extreme-pressure lubricant formula which can be blended with many other lubricants and formulations to create a wide variety of individual lubricant products with superior extreme pressure friction fighting characteristics.  AFMT can also be blended with other constituents to create additional products, which may be added to Prolong’s product line. AFMT bonds to the metal surfaces with which it comes into contact, resulting in reduced friction and heat buildup when subjected to pressure.  Prolong believes that AFMT is most effective in extreme pressure applications, where metal-to-metal contact occurs in severe conditions, such as: gears (at the contact point where the teeth of the gear touch each other - for example in hypoid gears); engines (at the contact points where metal to metal pressure squeezes out the normal boundary lubrication - for example where the camshaft contacts the lifters; where the main bearings contact the crankshaft; where the rod bearings contact the rod and the bearing cap); and machinery (at the metal to metal contact points where surface or boundary lubrication breaks down metal contacts under heavy loads - for example in a steel mill where rolling steel contacts steel rollers).

          AFMT is composed of petroleum distillates and other chemicals and contains no solid particles.  Typically, performance enhancing lubrication additive formulations contain solid particles such as lead, molybdenum disulphides, PTFE resins, Teflon ™,  fluorocarbon resins or fluorocarbon micropowder.  Prolong believes that the primary disadvantage to particulate material in lubricant additives is that it tends to distribute unevenly and can result in excessive particulate build-up.  Because AFMT contains no solid particles, Prolong believes that there is no risk of excessive buildup, because the lubrication “film coat” is uniform and microscopically thin.

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

          AFMT exhibits both the “hydrostatic” and “boundary” principles of lubrication.  Specifically, all surfaces tend to attract some substances from the environment.  Such substances or films may be only a few molecules thick, and are absorbed into the surface.  The strength of the absorption depends upon the electronic structure of “polarized” molecules, which tend to absorb perpendicularly to the surface.  Warren Prince, Ph.D., a registered mechanical engineer and machine and product design specialist was commissioned and retained by Prolong to analyze and test its product formulation and found that AFMT operates by attaching to the metal at the microscopic level, evenly and uniformly.  Prolong believes that once this chemical/electrical action takes place through absorption, only very extreme heat, grinding away of the surface area, or the introduction of material with a stronger molecular adhesion will alter the surface bonding.  As a result, third party tests performed on AFMT have demonstrated that it is impervious to many elements and chemicals and its benefits continue beyond the initial application.

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

          Prolong believes that the following are examples of some of the applications of AFMT-based lubricant products:

•	Internal Combustion Engines	•	Automatic and Manual Transmissions
•	Agricultural Equipment	•	Computer Numerically Controlled Machine Tools
•	Airline Ground Equipment	•	Milling Equipment
•	Marine Equipment	•	Trucks, Buses
•	Railroad Equipment	•	Differentials, Gears
•	Mining Equipment	•	Compressors
•	Bearing Journals	•	Hydraulic Systems
•	Pumps and Generators

          Prolong markets the following products, each of which can be utilized in multiple applications:

          LUBRICANTS

          Prolong Anti-Friction Metal Treatment “AFMT” - This is Prolong’s fundamental lubricating oil which is made according to a patented formula for use as an extreme pressure lubricant.  It is packaged in concentrate form and is designed to be added by the customer to the lubrication oils in engines, gears, and other machinery.

          Prolong Engine Treatment and Engine Treatment Booster - Formulated for use in the lubrication of internal combustion engines, Prolong believes that this product helps mitigate friction, heat and wear under extreme pressure conditions in engines.  Prolong Engine Treatment is suitable for use in both gasoline and diesel engines.

          Prolong Transmission Treatment - Formulated for use in both automatic and manual transmissions and for other applications, such as heavy-duty industrial gearboxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal.

          Prolong Heavy Duty Gear & Differential Treatment – Formulated for use in both automatic and manual heavy-duty transmissions and for other applications, such as heavy-duty industrial gearboxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal.

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

          Prolong “SPL100” Super Penetrating Lubricant - This product is formulated to lubricate, penetrate, and prevent corrosion, free sticky mechanisms, displace moisture, stop squeaks, and reduce friction and wear.  This product can also serve as a light duty machining, tapping and drilling fluid.

          Prolong Multipurpose Precision Oil – The product is formulated as a fine, light oil for use in lubricating precision tools and equipment.  The product is designed to provide smooth lubrication, which Prolong believes results in optimal operation of precision equipment and tools and extension of useful life.

          Prolong “Ultra-Cut 1” Water Soluble Cutting Fluid - This product is formulated to lubricate and cool metal tools and parts during machining operations.  This product can be used in Computer Numerically Controlled (“CNC”) metal turning and machining operations.  Prolong believes that the use of this product will provide higher feed rates and operating speeds, finer surface finishes, and improved cutting tool life.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

          FUEL ADDITIVES

          Prolong Fuel System Cleaner - This product is formulated to help optimize fuel efficiency by lubricating the “top end” of internal combustion engines and by helping clean and maintain fuel injectors and other fuel system components.  This product is designed to help maintain peak engine performance and optimize overall mileage.  The formula is EPA registered and is compatible with all grades of gasoline.

          Prolong “Fast-Fuel”™ Octane Power Boost – This product is a specially formulated gasoline additive that is designed to help boost octane, help restore lost horsepower, help improve fuel mileage and help mitigate knocks, pings and engine hesitation.

          Prolong “Fast-Fuel”™ Injector Cleaner – This product is formulated as a fuel additive designed to help remove deposits on clogged fuel injectors and intake valves, to help clean dirty fuel injectors, to help keep carburetors, combustion chambers, manifolds and ports clean, and consequently help maintain optimum engine performance and optimum mileage.

          CAR CARE & APPEARANCE

          Prolong Paint Sealant - Prolong Paint Sealant is designed to give durable shine and protection to a vehicle’s paint.  The wipe on, wipe off formula is easily applied with the patented Prolong refillable applicator.

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

          Along with PSL’s current variety of lubricant products, there are other lubricant products, which Prolong believes could be successfully and beneficially formulated in the future using AFMT technology and derivatives thereof that would result in products with improved lubrication performance.  Although there can be no assurances that Prolong will have the financial or other resources to develop, manufacture and market any such additional lubricant products, the following is a partial list of such additional lubricant products:

          High Performance Motor Oil
          High Performance Synthetic Motor Oil
          Motorcycle Engine & Transmission Treatment
          Gun Oil & Cleaner
          Gear/Differential Treatment
          Heavy Duty Diesel Fuel Conditioner
          Hydraulic System Treatment
          Chain Oil
          2-Cycle Engine Oil
          Power Steering Treatment
          Radiator Treatment

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

          Compressor Treatment
          Shock Absorber Lubricants
          Brake Cleaner
          Assembly Lube

Current Markets For Prolong’s Products

          PIC’s strategy is to successfully direct Prolong’s product line to a number of different markets, each of which is currently large, representing significant future revenue potential for PIC.  Although PIC is currently actively addressing both the consumer automotive and consumer household markets described below, PIC’s strategy is to adapt Prolong’s product line and address the commercial, industrial governmental and international markets described below:

          Consumer Automotive - The consumer automotive market consists of automobiles, light trucks, motorhomes, motorcycles, snowmobiles, jet skis, and other fuel burning vehicles.  The owners of these vehicles represent a significant source of customers for Prolong’s lubricants, fuel additives, appearance products and other future additions to the Prolong product line.  Recognizing this fact, this market has been the primary target of Prolong’s marketing efforts to date.

          Consumer Household - The consumer household lubrication market is a potentially lucrative segment of the industry which could prove receptive to Prolong’s products for uses as varied as fishing reels, guns, windows, sliding doors, garage doors, sewing machines, electric hair clippers, bicycles, tricycles, scooters, skateboards, garage door openers, lawn mowers, snow blowers, drills, saws, door locks, hinges, rusted bolts, and virtually anything made of metal that must be lubricated in order to maintain performance.  Prolong currently manufactures “SPL100® Super Penetrating Lubricant, and Prolong Multipurpose Precision Oil” for this market.

          Consumer Marine – The consumer marine market includes both freshwater and salt-water boats and small ships, from outboard fishing skiffs to pleasure boats, yachts and other marine vessels.  Prolong formulates products for the harsh marine environments, including Prolong Marine Grease, Prolong Marine Engine Treatment and Prolong Marine Penetrate Spray & Fogging Oil.

          Commercial – Prolong has developed a product line and has begun to develop a market for Prolong products in the trucking industry.  A substantial portion of the distribution of goods in this country occurs via truck shipments.  Consequently, trucks operated in this industry consume large quantities of oil and diesel fuel.  Prolong believes that the use of its products in the long-haul trucking industry may provide an economic advantage to truck operators because of the increased operating efficiency demonstrated by engines treated with AFMT-based products.  Prolong believes that this increased efficiency may directly result in a reduction in fuel costs and overall transportation costs.  Further, the use of AFMT-based products may provide additional savings to this industry in the form of reduced service and repair costs over the useful like of the trucks duet to AFMT’s propensity to reduce engine wear and the wear of other “treated” components.

          Industrial - The commercial and industrial market encompasses an enormous variety of major and minor manufacturers.  This market includes businesses such as steel mills, automobile manufacturers, aircraft manufacturers, paper mills, electric motor manufacturers, petrochemical manufacturers, oil refineries, mining operations and electrical generating facilities, all of which require lubricants and Prolong believes would benefit from the increased performance of Prolong’s products.  Even more numerous are the smaller industrial facilities, such as machine shops and other fabrication businesses throughout the world.  Prolong further believes that businesses engaged in stamping, molding, die casting, boring, drilling, honing and a number of other similar operations could realize significant cost savings by using the full line of Prolong’s products.  Prolong anticipates pursuing the industrial market through a network of manufacturer’s sales representatives and through established industrial distributors.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Future Markets For Prolong’s Products

          Prolong believes the following to be significant opportunities for expansion of its marketing efforts into diverse niches of the lubricant market.  There can be no assurances that Prolong will be successful at penetrating any of these potential markets.

          Government - The government market is not only very large, but Prolong believes it is also extremely varied. It includes cities, counties, states and all of the federal government agencies.  Prolong believes that these agencies collectively purchase, operate, and maintain a significant investment in trucks, automobiles, buses, tanks, airplanes, helicopters, boats, ships, radar equipment, guns, miscellaneous equipment and tools, as well as many other mechanisms, all of which require adequate lubrication.  The federal government represents potential sales by Prolong to many different agencies such as the Department of Defense, NASA, Department of Energy, Department of Transportation and other federal governmental agencies.  Procurement procedures require that products used in or on military equipment must be manufactured according to certain military specifications (“MIL Specs”).  Prolong intends to apply for and receive United States MIL Specs for certain of its products, and to market products not only to the United States military, but to foreign militaries as well.  Prolong plans to develop the military market, both here and abroad, through the utilization of specialists who are familiar with military procurement procedures and with the special needs of the military services.  Potential sales to state governments include users such as the National Guard, highway patrol, state police and other state agencies.  Both county and city governments are potential Prolong customers for use by police, fire, water, gas, waste management and other local departments.  Public transportation entities are major potential customers for Prolong’s products, and Prolong intends to focus its efforts to market products to these entities at the various levels of government.  Prolong believes that rapid transit districts throughout the country are facing a serious problem with noisy and polluting diesel buses.  The Los Angeles Rapid Transit District, for example, has 3,300 buses and is currently under heavy public and regulatory pressure to reduce emissions.  In addition to diesel buses, there are a significant number of other vehicles currently operated by county and city public transportation agencies which Prolong believes, if treated with its products, could run cleaner, quieter, last longer and would burn less fuel.

          Agricultural Applications - The agricultural industry represents another potentially significant market for Prolong’s products.  Modern agricultural machinery and equipment tend to be highly complex and are often subjected to harsh working environments.  As a result of the harsh environments, the machinery and equipment operates inefficiently and results in increased fuel consumption and a decreased productive life-cycle due to increased mechanical wear.  Prolong believes that the use of its products could save the agriculture industry substantial sums by reducing these industry wide losses caused by friction and contaminants.

Geographic Markets

          Prolong currently markets its products in the United States, Canada, Mexico, Puerto Rico, Central America, China, Hong Kong, Japan, Thailand, Sub-Saharan Africa, Brazil, Chile, Germany, Turkey, Hungary and Slovakia and intends to continue developing distributor relationships in other foreign countries.  Prolong’s current focus is to identify distributors that possess the expertise and industry relationships necessary to assist it in further penetrating retail sales channels in the various markets identified above, with a primary focus on the consumer automotive and industrial lubricant markets.  Prolong intends to selectively grant distributorships to established companies on a country-by-country basis.  Prolong intends to build on these relationships and to continue to expand sales and revenues in the international marketplace.  There can be no assurance that Prolong will be able to successfully penetrate any foreign markets.  Prolong has patent protection on its AFMT technology in several of the EEC member countries.

          International sales comprised 7.8%, 6.7%, and 9.7% of PIC’s revenues in 2000, 2001, and 2002 respectively.  Prolong consummates such sales through independent distributors and, as such, has nominal assets attributable to its international sales.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Marketing And Distribution Of The Products

          Prolong distributes its products through both national and regional automotive aftermarket stores, traditional automotive aftermarket stores, mass merchandisers, installers, independent distributors, and directly to consumer end-users via direct response television sales and the internet.  Currently, Prolong has approximately 450 distributors in the United States.  Additionally, Prolong has ten international distributors located in Europe, Asia, Africa and South America.  Prolong currently employs a direct sales force of 5 people to service its distributors. The Company utilizes contract warehouses located in Southern California to store and ship its products.

          Prolong’s major automotive retailers include AutoZone, CSK Auto, Pep Boys, Advance Auto, Canadian Tire and other regional and independent automotive retailers.

          In the traditional automotive aftermarket arena, Prolong distributes through General Parts, Inc./CarQuest, Genuine Parts Company/NAPA/ARC and hundreds of additional traditional automotive aftermarket locations.

          Prolong’s mass retailers include Wal-Mart, Target Stores and Meijer Stores.  Additionally, Prolong products are distributed through approximately 500 car dealerships and approximately 200 professional installers throughout the United States.

          The Company sells its products online through its website at www.prolong.com.  Fulfillment of direct sales to online customers is done on site at the Company’s headquarters.  The Prolong website has e-commerce capabilities as well as general product and Company information.  Prolong intends to continue to develop its website during 2003 and to further utilize the Internet as a means of marketing and distributing its products directly to the public, as well as communicating with its shareholders and the public in general.  The products offered by Prolong have been marketed through endorsements by well-known spokespersons, event sponsorships, spot television ads, print and electronic media, trade shows, motorsports, direct response television advertisements, radio, press releases, public relations, in-store point of sale materials and promotions, sweepstakes, and through the Internet on Prolong’s website, www.prolong.com.

          In the area of product endorsements, Prolong has an ongoing agreement by which it retained the services of Al Unser to endorse and promote Prolong’s products.  Mr. Unser has agreed to make certain appearances to assist in marketing the products and has agreed to license his name and likeness in connection with the marketing of Prolong’s products.

          In order to support the thousands of retail establishments that carry Prolong’s products, Prolong provides and/or participates in a number of marketing programs with retailers related to promoting and advertising its products, which expenditures are commonly known as Marketing Fund Allowances.  The expenditures include, but are not limited to, in store point-of-sale materials, placement in high traffic areas, printing of fliers and brochures, in store promotions and sweepstakes, and various other marketing tools that are traditionally used to promote products at the retail level.

          From time to time, Prolong utilizes direct response television advertising, commonly called infomercials, in order to educate the public about the benefits and features of Prolong products, to promote the brand, and to sell products directly to consumer end users.  To date, Prolong has premiered three separate infomercials.  Results through the infomercials vary from program to program and from time slot to time slot but in general have been beneficial to Prolong due to the fact that they provide television exposure at reduced costs from traditional television spot advertising, as well as fill the market demand for mail order purchases.  In general, Prolong believes that no more than 5% to 10% of its customers will buy Prolong products through infomercials and mail order delivery, but Prolong does believe that there is a wide viewing audience that is exposed to its products through the infomercials and that a portion of such audience ultimately purchases Prolong products at a retail establishment.  Prolong intends to air infomercials from time to time so long as they are economically viable, help to build the brand throughout the marketplace, and drive retail sales.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Competition

          The market for Prolong’s products is highly competitive and is expected to remain so in the future.  The basic formula of Prolong’s lubricant products has not changed materially since its development in 1986.  The formula was granted a United States patent on July 4, 1989.  Rapid technological advances, frequent new product introductions and evolving industry standards, characterize the market for Prolong’s products.  Some of Prolong’s principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP ®) and Pennzoil-Quaker State Company (Slick 50 ®), both of which market engine treatments.  Other competitive engine treatment brands include Duralube ®, and Z-MAX™.  Prolong’s competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company.  Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar’s, Inc., Pennzoil-Quaker State Company and The Clorox Company.  Further, Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong’s markets in the future.

          Increased competition could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on PIC’s business, financial condition and results of operations.  In addition, many of Prolong’s competitors have significantly greater financial, technical, research and product development, marketing and other resources and greater market recognition than Prolong.  Several of Prolong’s competitors also currently have, or may develop or acquire, substantial customer bases in the automotive and other related industries.  As a result of these factors, Prolong’s competitors may be able to respond more quickly than Prolong to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.  Additionally, other dealers and distributors may offer similar lubrication and appearance products at prices below those offered by Prolong, appealing to the price-sensitive segment of the market.  While Prolong believes that the prices for Prolong lubrication and appearance products are competitive for the level of quality obtained by the customer, Prolong relies on PSL’s brand name recognition for selling high quality, state of the art products.  There can be no assurance that Prolong will be able to compete successfully against current and future competitors or that competitive pressures faced by Prolong will not materially adversely affect PIC’s business, financial condition and results of operations.

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

Production

          The AFMT formula contained in certain of Prolong’s products and the formulas for such products themselves are comprised of petroleum-based components, which are readily available from several suppliers.  Prolong does not foresee any shortages of supply in the near future.  While Prolong is working actively with each of its suppliers to increase production of the components, there can be no assurance that each supplier will be able to meet its production in time to satisfy Prolong’s requirements or that alternative suppliers will be able to meet any such deficiency on an ongoing basis.  If Prolong is unable to obtain sufficient quantities of the components, or if such components do not meet Prolong’s quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on PIC’s business, financial condition and results of operations.

          In addition to the potential deficiency in supply of the AFMT components, such components are also subject to significant price volatility beyond the control or influence of Prolong.  Prices for the components of the quality sought by Prolong are dependent on the origin, supply and demand at the time of purchase.  Prices can be affected by multiple factors in the producing countries, including weather and political and economic conditions.  Additionally, petroleum products, upon which Prolong relies for its AFMT formula, have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries (“OPEC”), that have historically attempted to establish price controls on petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide.  No

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

assurance can be given that OPEC (or others) will not succeed in raising the price of petroleum components or that, in such event, Prolong will be able or choose to maintain its gross margins quickly by raising its prices without effecting demand.  Increases in the prices for the components, whether due to the failure of its suppliers to perform, conditions affecting the component-producing countries, or otherwise, could have a material adverse effect on PIC’s results of operations.

          The production of Prolong’s products is comprised of contract manufacturers mixing the components pursuant to the AFMT and other proprietary formulas and bottling the resulting mixtures in packaging specified by Prolong.  Prolong’s current contract manufacturers have the capacity to produce its products in relatively high volumes.  By utilizing existing third party manufacturing facilities, Prolong avoids the large capital expenditures associated with mixing and packaging operations, as well as costly management of human resources.  At present, there are facilities located throughout the world that are capable of mixing and packaging the components into finished products.  Prolong has not entered into any long term contracts with respect to the supply or production of its lubricant products, preferring to take advantage of competition among suppliers and manufacturers.

Customers

          In 2002, Prolong’s sales to automotive aftermarket retail chain stores, mass merchandisers, and independent distributors comprised approximately 87.0% of its revenues while sales to international, commercial, industrial and other customers comprised 13.0% of total revenues.  In 2002, four retail customers (AutoZone, Wal-Mart, Pep Boys and CSK Auto) comprised approximately 66.9% of its revenues.

Intellectual Property

          On November 20, 1998, PIC acquired substantially all of the assets of EPL, including EPL’s U.S. and foreign patents pertaining to the AFMT technology and related U.S. And foreign trademarks. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the “Prolong” name.  As a result of the transaction, PIC owns the exclusive rights to manufacture, distribute and sell products based on the patented technology in the U.S. And in certain foreign countries, and to use the “Prolong” trade name and trademarks.

          The U.S. patent relating to the AFMT technology (U.S. Patent No. 4,844,825, hereinafter “the ‘825 patent”) expires on November 18, 2007.  There are a number of foreign patents corresponding to the ‘825 patent as well.  In addition, PSL has obtained a federally registered patent in the United States for a “Sponge Applicator Device” (U.S. Patent No. 6,010,268) and SPONGE APPLICATOR (U.S. Design Patent No. 414005), which applicator is currently included in the various appearance product packages marketed by Prolong.  PSL has obtained or applied for trademark registration protection in numerous countries for various trademarks utilized in the marketing and promotion of Prolong lubricant products.  Currently, PSL holds the following federally registered trademarks in the United States: PROLONG and the related design (U.S. Reg. Nos. 2,136,672 and 2,136,576), PROLONG SUPER LUBRICANTS (U.S. Reg. No. 2,136,577), NO EQUAL IN THE WORLD & DESIGN (U.S. Reg. No. 2,129,784), NO EQUAL IN THE WORLD (Word Mark) (U.S. Reg. No. 2,270,653), SPL100 (U.S. Reg. No. 2,022,220), THE ULTIMATE IN PROTECTION & PERFORMANCE (U.S. Reg. No. 2,129,785), PSL’s Oil Drop Logo (U.S. Reg. No. 2,135,230), TRIGGER SPRAY BOTTLE CONFIGURATION (U.S. Reg. No. 2,376,247), and TRIGGER SPRAY BOTTLE BLUE COLOR (U.S. Reg. No. 2,376,248).

Royalty Agreements

          In 1996, Prolong entered into a service and endorsement contract with Al Unser-whereby Prolong agreed to pay royalties on all net lubricant retail sales at rates that varied during each year of the agreement.  The current applicable royalty rate though the balance of the term of the agreement, October 31, 2004, is 0.6%.  For each year during the term of the agreement, the Company pays a guaranteed minimum payment of $75,000.  The maximum annual payment during the balance of the term is $125,000.  During 2002, Prolong expended $71,147 under this agreement.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Employees

          As of March 17, 2003, PIC and its subsidiaries collectively employed 22 full-time employees, including 3 executive officers, and no part-time employees.  None of Prolong’s employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

Available Information

          Prolong’s corporate information website is www.prolong.com/corporateinfo.aspx.  Prolong makes available through this website under “Stock Information – EDGAR,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after Prolong electronically files or furnishes such materials to the U.S. Securities and Exchange Commission.

ITEM 2.  Properties

          PSL leases approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California, pursuant to a five-year lease that terminates on December 31, 2006, with an option to renew for one additional five-year period.  The monthly lease obligation for fiscal 2003 is $33,500, of which approximately $2,695 is being paid to PSL by subtenants for the use of a portion of the space.  PIC considers the present facilities to be adequate for Prolong’s current operations and for those reasonably expected to be conducted during the next twelve months.  PIC may sublease space within the premises from time to time; depending upon the space needs of the Company and is presently subleasing space within the premises.  Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

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

          In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among other items.  As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based on various allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief.  All four of the suits have been settled with court approval; namely Fernandes et al v PSL, Bowland et al v PSL, Mata et al v PSL, and Kachold et al v PSL, and the period for appeal has expired.  In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring eighteen months from the date of settlement.  In addition, the Company will reimburse plaintiff’s legal counsel as a group in an amount not to exceed $66,000.  Settlement of these suits has no material adverse affect on the Company’s financial position or results of operation, as the Company has fully accrued for the settlements.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

          PIC’s Common Stock is currently trading on AMEX under the symbol “PRL.”  High and low sales prices as furnished by AMEX for each quarter during 2001 and 2002 are as indicated below.

Quarter Ended:	High	Low

March 31, 2001	$0.22	$0.06
June 30, 2001	$0.15	$0.08
September 30, 2001	$0.19	$0.06
December 31, 2001	$0.10	$0.06
March 31, 2002	$0.18	$0.06
June 30, 2002	$0.12	$0.07
September 30, 2002	$0.10	$0.08
December 31, 2002	$0.21	$0.07

          PIC has authorized 150,000,000 shares of Common Stock, having a par value of $0.001 per share.  As of March 17, 2003, the number of holders of record of Common Stock is approximately 723 and the high and low sales prices as reported by AMEX, were $0.08 and $0.07, respectively.  PIC has not declared any cash dividends since inception, and does not intend to do so in the foreseeable future.  PIC currently intends to retain its earnings for the operation and expansion of its business.  PIC does not have any restrictions on its ability to pay dividends on common equity.

Recent Sales of Unregistered Securities

          On November 13, 2002, PIC issued warrants to purchase an aggregate of 2,062,500 shares of Common Stock to a total of seven accredited investors in connection with the sale and issuance of an aggregate principal amount of $750,000 of 15.00% subordinated promissory notes.  The warrants have five year terms and entitle the holder to acquire shares of PIC’s Common Stock at a price of $0.09 per share.  Additionally, each warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder.

          The sales of the aforementioned warrants and 15.00% subordinated promissory notes were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on Section 4(2) of the 1933 Act or Regulation D promulgated thereunder.  PIC has reason to believe that each investor was familiar with or had access to information concerning the operations and financial condition of PIC, and each investor represented that he, she or it was an accredited investor and was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  At the time of the issuances, the warrants and the 15.00% subordinated promissory notes were deemed to be restricted securities for purposes of the 1933 Act and the instruments representing such securities (and the share certificates to be issued upon exercise of the warrants) bear legends to that effect.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data

          The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”  The financial data set forth below for the years ended December 31, 1998, 1999 and 2000, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche LLP.  The financial data for the years ended December 31, 2001 and 2002, respectively, is derived from the consolidated financial statements of the Company that have been audited by Haskell & White LLP.

	Year ended December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data
Net revenues	$35,032,689	$34,470,915	$19,080,218	$13,640,667	$10,138,250
Net income (loss)	419,513	(6,580,061)	(1,652,278)	(1,002,544)	(380,436)
Net income (loss) per share:
Basic	$0.02	$(0.23)	$(0.06)	$(0.04)	$(0.01)
Diluted	$0.02	$(0.23)	$(0.06)	$(0.04)	$(0.01)
Weighted average common shares:
Basic	25,807,618	28,445,835	28,442,341	28,442,604	29,789,598
Diluted	26,011,767	28,445,835	28,442,341	28,442,604	29,789,598
Balance Sheet Data
Total assets	$23,210,872	$21,379,648	$17,715,200	$16,941,397	$11,649,684
Total liabilities	5,756,537	10,412,463	8,174,388	8,299,935	3,138,201
Total stockholders’ equity	17,454,335	10,967,185	9,540,812	8,641,462	8,511,483

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the Registrant’s financial condition and results of operations should be read in conjunction with the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

General

          Since the Reorganization in June 1995, management of Prolong has concentrated a significant portion of its efforts and resources on the marketing and sale of Prolong’s consumer oriented products, through traditional retail distribution and through direct response television advertising.  Management believes that it has attained a significant level of brand and product identification and Prolong has focused its efforts to expand sales of its consumer lubrication products into commercial and industrial channels, as well as international markets.

          The lubricant business is extremely competitive.  Prolong’s business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace.  Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers.  In order to establish brand name identity, Prolong has relied primarily on its direct response television programs and intends from time to time to utilize this means to gain product recognition for purposes of directly increasing sales as well as increasing retail, commercial and industrial and governmental sales resulting from broader public knowledge of its products.

Risk Factors And Forward Looking Statements

          This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

          Because of the risk factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Critical Accounting Policies and Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period.  The Company regularly evaluates its estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, litigation and other contingencies.  The Company bases its estimates and assumptions on historical experience, forecasted operating results and expected trends, and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent there are material differences between the Company’s estimates and the actual results, its future results of operations will be affected.  The Company believes the following critical accounting policies require it to make significant judgments and estimates in the preparation of its consolidated financial statements:

          Revenue, Receivables and Inventory

          The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met.  The criteria are usually met at the time of product shipment.  In addition, the Company records reductions to revenue for estimated product returns and allowances such as competitive pricing programs.  Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.  The Company provides reserves for estimated product warranty costs at the time revenue is recognized.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.  The Company writes down its inventory for estimated obsolescence.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

          Goodwill and Purchased Intangible Assets

          The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  Management obtains an annual independent, third party valuation of the Company to assist it in the performance of annual impairment tests.  The amounts and useful lives assigned to intangible assets impact future amortization.

          Deferred Taxes

          If the Company determines that it is more likely than not that it will not realize all or part of its net deferred tax assets in the future, it will record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets.  Management also considers the weight of both positive and negative evidence in determining whether a valuation allowance is needed.

Results of Operations

          The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended December 31

	2000	2001	2002

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	27.6	31.9	34.8

Gross profit	72.4	68.1	65.2
Selling and marketing expenses	55.7	46.4	41.2
General and administrative expenses	24.7	26.9	27.8
Research and development	0.5	0.4	—

Operating (loss)	(8.5)	(5.6)	(3.8)
Other (expense) income	(2.8)	(4.0)	7.7

Income (loss) before extraordinary item and provision for income taxes	(11.3)	(9.6)	3.9
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	—	4.0

Income (loss) before income taxes	(11.3)	(9.6)	7.9
Provision (benefit) for income taxes	(2.6)	(2.2)	11.6

Net (loss)	(8.7)	(7.4)	(3.7)

          Comparison of the Years Ended December 31, 2002 and December 31, 2001

          Net revenues for the year ended December 31, 2002 were approximately $10,138,300 as compared to approximately $13,640,700 for the year ended December 31, 2001, a decrease of $3,502,400 or 25.7%.  Revenues for the year ended December 31, 2002 were derived from the following sources: Retail sales of $8,816,300 and, international and other sales of $1,322,000.  Revenues for the year ended December 31, 2001 were derived from the following sources: Retail sales of $12,196,000 and, international and other sales of $1,444,700.

          For the year ended December 31, 2002, retail sales were 87.0% of total revenues while international and other sales comprised 13.0% of total revenues.  For the year ended December 31, 2001, retail sales were 89.4% of total revenues while international and other sales comprised 10.6% of total revenues.  The lower retail sales for the year ended December 31, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

approximately $3,294,000.  The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors and reduced advertising exposure.

          Cost of goods sold for the year ended December 31, 2002 was approximately $3,532,800 as compared to $4,345,400 for the comparable period of the prior year, a decrease of $812,600 or 18.7%.  As a percentage of sales, cost of goods sold increased from 31.9% for the year ended December 31, 2001 to 34.8% for the year ended December 31, 2002.  The increase was mainly attributable to a shift in product mix in the retail lubricants sales and increases related to purchased materials, and overhead warehouse costs.

          Selling expenses of $4,175,200 for the year ended December 31, 2002 represented a decrease of $2,160,600 over the comparable period of the prior year.  This 34.1% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, salaries (headcount) and promotional activities to promote product awareness.  Selling and marketing expenses as a percentage of sales were 41.2% for the year ended December 31, 2002 versus 46.4% for the previous year.

          General and administrative expenses for the year ended December 31, 2002 were approximately $2,822,700 as compared to $3,669,100 for the year ended December 31, 2001, a decrease of $846,400 or 23.1%.  This decrease is primarily attributable to a decrease in amortization expenses, financing costs and salaries.  As a percentage of sales, general and administrative expenses increased from 26.9% in 2001 to 27.8% in 2002.  Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

          Research and development expenses for the year ended December 31, 2002 were $0 as compared to $47,600 for the year ended December 31, 2001, due to cost containment strategies.

          Net interest expense of $371,000 for the year ended December 31, 2002 represented a decrease of $171,000 over the comparable period in 2001.  The decrease is attributable to a lower average balance in bank loans and notes payable during the period.  Other income for the year ended December 31, 2002 was $173,800 as compared to none for the period ended December 31, 2001.  This increase was the result of rent income from sub-tenants.  Gain on sale of building for the year ended December 31, 2002 in the amount of $983,400 represents the one time net gain on the sale of the Company’s corporate headquarters.

          Extraordinary item – gain from forgiveness of debt, net of income taxes of $271,000 for the year ended December 31, 2002 was approximately $406,000 as compared to none for the year ended December 31, 2001.  This gain resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program” (Note 1 to the consolidated financial statements).

          The provision for income taxes was $1,180,900 for the year ended December 31, 2002 as compared to a benefit for income taxes of $297,100 for the year ended December 31, 2001.  The increase primarily results from a valuation allowance of $937,500 recorded against a portion of the Company’s deferred tax assets.  Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.  The increase in the provision for income taxes also resulted from the generation of pre-tax income compared to a prior year pretax loss.

          Net loss for the year ended December 31, 2002 was approximately $(380,000) as compared to a net loss of approximately $(1,003,000) for the comparable period in the prior year, a decrease of $623,000.  The decrease is a result of the factors discussed above.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

          General and administrative expenses for the year ended December 31, 2001 were approximately $3,669,100 as compared to $4,710,000 for the year ended December 31, 2000, a decrease of $1,040,900 or 22.1%.  This decrease is primarily attributable to a decrease in legal expenses, and salaries (headcount).  As a percentage of sales, general and administrative expenses increased from 24.7% in 2000 to 26.9% in 2001.  Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of sales increased due to the more than expected decline in sales during the period.

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

Liquidity and Capital Resources

          At December 31, 2002, the Company had a net working capital of approximately $418,000 as compared to a negative working capital of $149,000 at December 31, 2001, representing an increase of $567,000.  Operating activities used $289,000 during 2002, primarily from a decrease in accounts receivable, inventories and deferred taxes which was partially offset by a decrease in accounts payable.  Additionally, the Company used $12,500 in investing activities and provided $97,000 from financing activities which were primarily net reductions in the bank line of credit offset by proceeds received from the sale and issuance of new subordinated notes payable.

          During the fiscal year ended December 31, 2002, the Company had a $5,000,000 credit facility with a financial institution, expiring in May 2003.  Such facility was collateralized by eligible accounts receivable and inventories.  Interest was payable monthly at the default rate of the financial institution’s prime rate (4.25% at December 31, 2002) plus 7.00%, subject to a minimum interest charge of $50,000 per quarter.  The credit facility contained certain defined net income and tangible net worth financial covenants.  Throughout fiscal year 2002 and

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

at December 31, 2002, the Company was in default with certain financial covenants under the credit agreement.  As of December 31, 2002, $863,592 was outstanding and approximately $66,000 was available under the terms of the line of credit.

          Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility (the “Accounts Receivable Purchasing Agreement”) with a financial institution, that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter.  The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms.  Such facility is collateralized by accounts receivable, inventory, equipment and other assets.  Interest is payable monthly at the financial institution’s base index (4.75% at January 31, 2003), plus 2.25%.  Additionally, the Company is obligated under the Accounts Receivable Purchasing Agreement to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000).  The outstanding loan balance and termination fees from the prior credit facility were paid in full on February 26, 2003 from the available proceeds from the new credit facility.

          At December 31, 2002, the Company had an accumulated deficit of approximately $6,906,000.  During 2001 and 2002, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses.  Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms.  The Company’s business plan for 2003 provides for positive cash generation from operations.  The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002.  The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the year ended December 31, 2002.  The Company raised additional working capital of $1,125,000 through a private placement offering of subordinated secured promissory notes to accredited investors during the year ended December 31, 2002.  If the aforementioned measures are not adequate, the Company will pursue additional expense reductions.  The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2003 and beyond.  The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements.  Management cannot guarantee that it will be able to obtain adequate funds when needed or on acceptable terms, if at all.  Any inability to obtain funds when needed would have a material adverse effect on the Company’s financial condition.  Further, if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.  Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations through fiscal 2003 and beyond and enable the Company to continue as a going concern.

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

          Some of the statements contained in this Annual Report on Form 10-K are forward-looking.  These forward-looking statements are based on our current expectations that involve risks and uncertainties which may affect, among other things, our ability to maintain our current sales rate or may cause sales to decline.  Such risks and uncertainties include, but are not limited to, the following:

•	Competitive, technological, financial and business challenges may make it more difficult for us to continue to sell specialty lubricant and appearance products.
•	We may be unable to retain our existing key sales, technical and management personnel.
•	Increased competition in the specialized lubrication or appearance product markets may cause downward pressure on our prices.
•	We may be unable to manage our growth effectively.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

•	The lubricant or appearance products industries or our operations or business may face other unforeseen material adverse changes.
•	We may be unable to generate either through operations, debt placements or equity sales, sufficient cash to operate the business profitably.

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

We May Need to Raise Additional Funds in the Future

          We expect that our need for additional funds will increase in the future as our business grows.  We cannot guarantee that we will be able to obtain adequate funds when we need them or on acceptable terms, if at all.  Our future need for additional funds will depend on numerous factors including the following:

•	The success of our product development programs.
•	The commercial success of our products.
•	The rate of growth of our business.
•	The availability of cash from our operations and other sources.

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

We Depend on Our Key Management Personnel

          We depend on our key management personnel and our future success will depend in large part upon their contributions, experience and expertise.  We currently have employment agreements with three of our senior executives.  In addition, our future success will depend upon our ability to attract and retain other highly qualified management personnel.  The loss of any key management personnel or our failure to attract and retain other qualified management personnel could have a material adverse effect on our business, operating results and financial condition.

Our Business Is Subject to the Risk of Product Liability Claims

The nature of our business exposes us to risk from product liability claims.  We currently maintain product liability insurance with maximum coverage limits of $6,000,000 for each occurrence and an aggregate limit of $7,000,000 per year.  Product liability coverage is becoming increasingly expensive and we cannot guarantee that our current coverage will adequately cover future product liability claims.  Currently, we have no plans to increase our coverage.  However, we will reevaluate our product liability coverage from time to time in the future.  Any losses that we may suffer from future liability claims, including the effect that any product liability litigation may have upon our reputation and marketability of our products, may have a material adverse effect on our business, financial condition, cash flows and results of operations.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Market in Which We Operate is Highly Competitive

          The current market for our products is highly competitive and we expect competition to increase in the future.  Our principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP ™) and Pennzoil-Quaker State Corporation (Slick 50 ™), both of which market engine treatments.  Other competitive engine treatment brands include Duralube ® and Z-Max™.  Our competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company.  Further, we believe that major oil companies, well established consumer products and new start-up companies not presently offering products that compete directly with our products, may enter our markets in the future.  With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar’s, Inc., Mothers, Pennzoil-Quaker State Company, and The Clorox Company.  Increased competition could result in any or all of the following, which could have a material adverse effect on our business, financial condition, cash flows and results of operations:

•	Price reductions
•	Reduced gross margins
•	Loss of market share
•	Loss of shelf space

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

The Prices of Many of Our Components are Highly Volatile

          We depend upon our suppliers to provide us with the primary components for our AFMT formula.  The price of such components is extremely volatile and beyond our control or influence.  Prices for the quality of components we desire depend on the origin, supply and demand at the time of purchase.  Component prices typically depend on multiple factors within the producing countries, including weather and political and economic conditions.  Additionally, petroleum products, which form our AFMT formula, have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries (“OPEC”), that have historically attempted to control prices of petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide.  We cannot guarantee that OPEC (or others) will be unsuccessful in raising the prices of petroleum components or that, if prices increase, we will be able or choose to maintain our gross margins by raising our prices without affecting demand.  Increases in component prices, for whatever reason, could have a material adverse effect on our business, operating results and financial condition.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

A Significant Portion of Our Revenues Currently Comes from a Small Number of Customers, and any Decrease in Revenue from These Customers Could Harm Our Results of Operations

          A significant portion of our revenues comes from only a small number of customers.  For example, during fiscal year 2002, four customers accounted for approximately 66.9% of net revenues.  We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers.  Any downturn in the business from these customers could seriously harm our revenues and results of operations.

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

We Depend on International Sales for Future Growth and Are Subject to Risks Associated with Operating in International Markets

          International sales comprised 9.7% of revenues in 2002 as compared to 6.7% of revenues in 2001.  We plan to continue to expand international sales in the future.  This will require significant financial resources and management attention.  In order to expand sales internationally, we plan to do the following:

•	Establish additional marketing and sales operations.
•	Recruit additional international distributors.
•	Investment in international protection of our trademarks.

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

          Currently, our worldwide sales are denominated in U.S. dollars.  An increase in the value of the United States dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive in those markets.  Additional risks inherent in our worldwide business activities include:

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

•	Unexpected changes in regulatory requirements, tariffs and other trade barriers.
•	Costs of localizing products in foreign countries.
•	Longer accounts receivable collection cycles.
•	Difficulties in managing foreign operations.
•	Potential for adverse tax consequences, including restrictions on repatriating our earnings.
•	The burdens of complying with a wide variety of foreign laws.
•	Currency crisis in foreign countries that interrupt or terminate the ability of our international customers to settle their accounts in U.S. Dollars

          We cannot guarantee that our international sales and, consequently, our overall business, operating results, cash flows and financial condition will be free from any material adverse effect caused by any of the above factors.

Our Business Is Subject to the Risk of Litigation

          We are subject to various legal proceedings from time to time as part of our business.  Such claims or litigation, or other claims or litigation, could result in a decision that is adverse to us.  A decision adverse to us in this or any other matter could have a material adverse effect on our business, financial condition, cash flows and results of operations.  In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations.

We Could Be Subject to Environmental Liabilities or Regulatory Compliance Costs

          Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances we use in the manufacture of our products and on our facilities.  We have registered our fuel conditioners with the United States Environmental Protection Agency (“EPA”).  Such EPA registrations have no term but require us to notify the EPA of any changes in the chemical composition of such conditioners or other information contained in such registration.  We are unaware of any additional governmental approvals required for our products.  We are also unaware of any existing or probable governmental regulations which would have a material adverse effect on our business.

          Because we do not manufacture or store significant quantities of our products, any direct costs incurred in complying with environmental laws have been minimal and have not materially affected our business.  We have tried to minimize our economic risk from environmental violations by our manufacturers or bottlers by locating alternative sources of such services.  We believe that our activities and those of our contract manufacturers conform to present governmental regulations that apply to each such entities’ operations.  Additionally, we believe that our current facilities conform to present governmental regulations relating to environmental, land use, public utility utilization and fire code matters.

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

We Are Controlled by Management and Certain Stockholders

          As of March 17, 2003, our directors, executive officers and principal stockholders collectively held approximately 36.8% of our outstanding shares of common stock.  These stockholders, acting together, have the ability to significantly influence the election of our directors and most other stockholders’ actions and, as a result, can direct our business affairs.  Such concentration of voting power could delay or prevent our company from taking certain actions including, but not limited to, a change in our company’s control.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Issuances of Our Preferred Stock May Discourage Companies From Acquiring Us and May Adversely Affect the Price of Our Common Stock

          Pursuant to the terms of our articles of incorporation, our Board of Directors is authorized to issue, without stockholder approval, up to 50,000,000 shares of preferred stock with voting, conversion and other rights and preferences superior to those of our common stock.  Such issuances of preferred stock could adversely affect the voting power or other rights of the holders of our common stock.  Issuing preferred stock provides flexibility with possible acquisitions and other corporate purposes.  However, an issuance of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock and this may not be in the best interests of some of our stockholders.  Pursuant to the authority contained in our articles of incorporation, in October 2002 our Board of Directors adopted a stockholder rights plan and declared a dividend of a right to purchase one one-thousandth of a share of preferred stock for each outstanding share of our common stock.  The stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our business.  This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of our common stock.  Other than in connection with the stockholder rights plan described above, we do not currently plan to issue any shares of our preferred stock.  However, we cannot guarantee that we will not issue shares of preferred stock in the future or that the issuance of such shares of our preferred stock, if any, will not have a material adverse effect on the market price of our common stock in the future.

We May Fail to Continue to Meet the Listing Standards For the American Stock Exchange

          The listing standards for the American Stock Exchange (the “Exchange”) include a stockholders’ equity and market capitalization test.  The Exchange also monitors the financial condition and stability of listed companies.  As of December 31, 2002, we met the current listing standards with respect to stockholders’ equity and market capitalization.  However, in the event that we fail to satisfy the listing standards in the future, our common stock may be delisted from the Exchange.  If our common stock is removed from listing on the Exchange, the liquidity of our common stock is likely to be impaired and the trading price reduced.

Our Common Stock Price May be Subject to Significant Fluctuations and Volatility

          The market price of our common stock has historically been subject to significant price fluctuations.  These fluctuations could continue in the future.  Among the factors that could affect our stock price are:

•	Quarterly variations in our operating results;
•	Changes in revenues or earnings estimates or publication of research reports by analysts;
•	Speculation in the press or investment community;
•	Strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;
•	Actions by institutional stockholders;
•	General market conditions; and
•	Domestic and international economic factors unrelated to our performance.

          The stock markets in general have experienced high volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.

New Accounting Pronouncements

          SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 141, Business Combinations.  Effective the beginning of the first quarter of 2002, the Company completed the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.  As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002.  All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

based approach.  All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment analysis as of the beginning of 2002 and 2003 and found no impairment.

          Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $73,171 and $0, respectively, in the accompanying consolidated balance sheets.  Patents are amortized over their estimated useful lives of 15 years.  Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

          Recent Accounting Pronouncements – In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities.  The Company will apply SFAS No. 146 prospectively to activities initiated after December 28, 2002.  SFAS No. 146 had no significant impact at the point of adoption on the Company’s consolidated statements of income or financial position.

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees.  FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee.  The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002.  At adoption, FIN 45 did not have a significant impact on the Company’s consolidated statements of income or financial position.  FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 28, 2002.

          Effective as of July 1, 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  The Company does not expect to identify any variable interest entities that must consolidated, but may be required to make additional disclosures

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

          PIC’s financial instruments include cash and long-term debt.  At December 31, 2002, the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates.  It is PIC’s policy not to enter into derivative financial instruments.  PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies.  Due to this, PIC did not have significant overall currency exposure at December 31, 2002.

ITEM 8.  Financial Statements and Supplementary Data

          Consolidated balance sheets of PIC as of December 31, 2002 and 2001, respectively, statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, and the reports of independent auditors thereon are referenced in ITEM 15 herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          PIC’s financial statements for the year ended December 31, 2000 were audited by Deloitte & Touche, LLP, independent accountants.  In October 2001, Deloitte & Touche, LLP notified the Company that they resigned as its independent accountants, and PIC engaged Haskell & White LLP as its independent accountants.  The change in PIC’s independent accountants was the result of a mutual agreement between PIC and Deloitte & Touche, LLP.  There were no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during such period, which disagreements, if not resolved to the satisfaction Deloitte & Touche, LLP, would have caused it to make a reference to the subject matter

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

of the disagreements in connection with its records.  The decision to engage Haskell & White LLP was approved by the Board of Directors and the Audit Committee of PIC.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

          There is hereby incorporated by reference the information appearing under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” from the Registrant’s definitive proxy statement for the 2003 Annual Meeting of the Stockholders to be filed with the Commission within 120 days of December 31, 2002.

ITEM 11.  Executive Compensation

          There is hereby incorporated by reference information appearing under the caption “Executive Compensation” from the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          There is hereby incorporated by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” from the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002.

Equity Compensation Plan Information

          The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2002.  Our stockholder approved equity compensation plan consists solely of the Amended and Restated 1997 Stock Incentive Plan.  The Employee Stock Purchase Plan was also approved by our stockholders, and is listed separately below.  We do not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,066,509	$0.19	1,933,491
Equity compensation plans not approved by security holders	—	—	—
Total	2,066,509	$0.19	1,933,491

ITEM 13.   Certain Relationships and Related Transactions

          There is hereby incorporated by reference the information appearing under the captions “Executive Compensation” and “Certain Transactions” from the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 14.  Controls and Procedures

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000 with Notes and Independent Auditors’ Reports

	(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K:
		2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).
2.2

Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Prolong, Inc., including the following exhibits:  (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3

Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Prolong, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1

Amended and Restated articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

		3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).
		4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).
4.3

Rights Agreement dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

10.1

Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).
10.7

Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12

The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27

Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28

Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32

Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier.  (Incorporated by reference, to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2000).

10.35

Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36

Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Prolong, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.37

Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001 among PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership.

10.38

Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation.

	21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).
	23.1	Consent of Deloitte & Touche LLP.
	23.2	Consent of Haskell & White LLP.
	24.1	Power of Attorney (included as part of the signature page of this Annual Report).
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Reports on Form 8-K.

On October 30, 2002, the Company filed a Form 8-K relating to the adoption of a Stockholder Rights Plan.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

March 31, 2003	By:	/s/ ELTON ALDERMAN

Elton Alderman, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

March 31, 2003	By:	/s/ NICHOLAS M. ROSIER

Nicholas M. Rosier, Chief Financial Officer (Principal Financial Officer)

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Elton Alderman, certify that:

1.	I have reviewed this annual report on Form 10-K of Prolong International Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003
/s/ ELTON ALDERMAN

Elton Alderman, Chairman, President and Chief Executive Officer (Principal Executive Officer)

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

I, Nicholas M. Rosier, certify that:

1.	I have reviewed this annual report on Form 10-K of Prolong International Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003
/s/ NICHOLAS M. ROSIER

Nicholas M. Rosier, Chief Financial Officer (Principal Financial Officer)

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

POWER OF ATTORNEY

          We, the undersigned directors and officers of Prolong International Corporation, do hereby constitute and appoint Elton Alderman and Nicholas M. Rosier, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELTON ALDERMAN	President, Chief Executive Officer and Chairman of the Board	March 31, 2003
(Principal Executive Officer)
Elton Alderman

/s/ THOMAS C. BILLSTEIN	Vice President, Chief Operating Officer, Secretary and Director	March 31, 2003

Thomas C. Billstein

/s/ NICHOLAS M. ROSIER	Chief Financial Officer	March 31, 2003
(Principal Financial Officer)
Nicholas M. Rosier

/s/ RICHARD L. MCDERMOTT	Director	March 31, 2003

Richard L. McDermott

/s/ GERRY L. MARTIN	Director	March 31, 2003

Gerry L. Martin

/s/ GREGORY W. ORLANDELLA	Director	March 31, 2003

Gregory W. Orlandella

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Prolong International Corporation:

We have audited the accompanying consolidated balance sheets of Prolong International Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for each of the two years in the period ended December 31, 2002.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 31, 2002.

HASKELL & WHITE LLP

Irvine, California
February 14, 2003

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Prolong International Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Prolong International Corporation and subsidiaries (the Company), for the year ended December 31, 2000.  Our audit also included the financial statement schedule for the year ended December 31, 2000, listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Prolong International Corporation and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 2, 2001

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,623	$466,453
Accounts receivable, net of allowance for doubtful accounts of $351,361 and $461,731 in 2002 and 2001, respectively	1,622,414	2,485,191
Inventories, net	512,595	691,921
Prepaid expenses, net	351,637	145,107
Advances to employees, current portion	46,497	31,578
Deferred tax assets	168,850	877,455

Total current assets	2,963,616	4,697,705
Property and equipment, net (Note 4 & 9)	329,985	2,879,094
Patents, net	426,829	—
Intangible assets, net	6,058,007	6,558,007
Deferred tax assets, noncurrent	1,376,279	2,349,552
Investment in affiliate	324,993	224,997
Other assets	169,975	232,042

TOTAL ASSETS	$11,649,684	$16,941,397

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001 (Continued)

	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$981,388	$2,647,266
Accrued expenses	409,163	416,203
Line of credit (Note 8)	863,592	1,728,868
Notes payable, current (Note 7)	291,577	53,974

Total current liabilities	2,545,720	4,846,311
Deposits under building sales contract (Note 9)	—	1,223,265
Notes payable, noncurrent (Note 7)	592,481	2,230,359

Total liabilities	3,138,201	8,299,935

COMMITMENTS AND CONTINGENCIES (Note 9 & 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2002 and 2001, respectively	29,789	29,789
Additional paid-in capital	15,387,562	15,137,105
Accumulated deficit	(6,905,868)	(6,525,432)

Total stockholders’ equity	8,511,483	8,641,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,649,684	$16,941,397

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

NET REVENUES	$10,138,250	$13,640,667	$19,080,218
COST OF GOODS SOLD	3,532,754	4,345,451	5,257,600

GROSS PROFIT	6,605,496	9,295,216	13,822,618

OPERATING EXPENSES:
Selling and marketing expenses	4,175,236	6,335,810	10,631,959
General and administrative expenses	2,822,649	3,669,122	4,709,504
Research and development	—	47,628	104,089

Total operating expenses	6,997,885	10,052,560	15,445,552

OPERATING (LOSS)	(392,389)	(757,344)	(1,622,934)

OTHER INCOME (EXPENSE), net:
Interest expense	(372,790)	(550,825)	(538,802)
Interest income	1,984	8,483	12,213
Other income	173,809	—	—
Gain on sale of building	983,401	—	—

Total other income (expense)	786,404	(542,342)	(526,589)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	394,015	(1,299,686)	(2,149,523)
EXTRAORDINARY ITEM–gain from forgiveness of debt, net of income taxes of $270,985 (Note 1)	406,476	—	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	800,491	(1,299,686)	(2,149,523)
PROVISION (BENEFIT) FOR INCOME TAXES	1,180,927	(297,142)	(497,245)

NET (LOSS)	$(380,436)	$(1,002,544)	$(1,652,278)

NET (LOSS) PER SHARE:
Basic and Diluted:
(Loss) per share before extraordinary item	$(0.02)	$(0.04)	$(0.06)
Extraordinary item	$0.01	$—	$—

Net (loss)	$(0.01)	$(0.04)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,789,598	28,442,604	28,442,341

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

			Additional paid-in capital	(Accumulated (deficit)	Total stockholders’ equity
	Common stock

	Shares	Amount

BALANCES, December 31, 1999	28,445,835	$28,446	$14,809,349	$(3,870,610)	$10,967,185
Shares exchanged as collection for accounts receivable	(6,932)	(7)	(3,459)	—	(3,466)
Compensation costs related to options	—	—	61,000	—	61,000
Issuance of warrants to lender	—	—	168,371	—	168,371
Net loss	—	—	—	(1,652,278)	(1,652,278)

BALANCES, December 31, 2000	28,438,903	28,439	15,035,261	(5,522,888)	9,540,812
Compensation costs related to options	—	—	8,646	—	8,646
Issuance of common stock shares from EPL settlement	1,350,695	1,350	93,198	—	94,548
Net loss	—	—	—	(1,002,544)	(1,002,544)

BALANCES, December 31, 2001	29,789,598	29,789	15,137,105	(6,525,432)	8,641,462
Compensation costs related to options	—	—	12,514	—	12,514
Issuance of warrants as financing costs (Note 10)	—	—	28,696	—	28,696
Issuance of warrants to notes payable holders (Note 10)	—	—	209,247	—	209,247
Net loss	—	—	—	(380,436)	(380,436)

BALANCES, December 31, 2002	29,789,598	$29,789	$15,387,562	$(6,905,868)	$8,511,483

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(380,436)	$(1,002,544)	$(1,652,278)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from forgiveness of debt	(677,461)	—	—
Gain from sale of building	(983,401)	—	—
Sublease income from affiliate	(99,996)	(74,997)
Depreciation and amortization	242,515	838,601	886,334
Provision for doubtful accounts	(110,370)	292,956	(220,957)
Deferred taxes	1,681,878	(311,443)	1,247,116
Reserve for inventory obsolescence	(14,270)	—	(65,185)
Loss on exchange of common stock received for accounts receivable	—	—	(3,466)
Compensation costs related to options	12,514	8,646	61,000
Amortization of debt discount related to warrants issued to sub-debt creditors	20,873	—	—
Issuance of warrants to lender	—	140,309	28,062
Changes in assets and liabilities:
Accounts receivable	973,147	27,588	(277,476)
Inventories	193,596	278,315	1,266,677
Prepaid expenses	(177,834)	74,811	(37,272)
Income taxes receivable	—	87,003	7,273
Prepaid television time	—	5,583	(5,583)
Other assets	25,595	(11,785)	(6,674)
Accounts payable	(988,417)	463,784	(660,361)
Accrued expenses	(7,040)	(521,416)	(272,508)

Net cash (used in) provided by operating activities	(289,107)	295,411	294,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,076)	(12,152)	(7,083)
Employee advances	21,553	23,099	49,725
Investment in affiliate	—	(150,000)	—

Net cash (used in) provided by investing activities	(12,523)	(139,053)	42,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,125,000	—	675,000
Payments on notes payable	(77,059)	(718,239)	(45,922)
Net payments on line of credit from bank	(865,276)	(321,848)	(1,934,284)
Deposits under sales contract	(85,865)	1,223,265	—

Net cash provided by (used in) financing activities	96,800	183,178	(1,305,206)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)

	2002	2001	2000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(204,830)	$339,536	$(967,862)
CASH AND CASH EQUIVALENTS, beginning of year	466,453	126,917	1,094,779

CASH AND CASH EQUIVALENTS, end of year	$261,623	$466,453	$126,917

SUPPLEMENTAL CASH FLOW DISCLOSURES -
Income taxes paid	$1,600	$13,600	$92,000

Interest paid	$351,918	$550,825	$538,802

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
During 2002, the Company completed the following transactions:
Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $99,996.
Completed the sale of its corporate headquarters at a one-time gain of $983,400.  The transaction resulted in a net decrease in property and equipment (land, building & improvements) of approximately $2,414,000 and a reduction in long-term liabilities, (notes payable & deposits under sales contracts) of approximately $3,398,000.
Recorded $12,514 to additional paid-in capital for compensation costs related to stock options and warrants.
Recorded $237,943 to additional paid-in capital for issuance of warrants in connection with notes payable issued.
Completed the “Accounts Payable Discounted Debt Restructure Program”.  The program reduced accounts payable approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes).

During 2001, the Company completed the following transactions:
Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $74,997.
Recorded $8,646 to additional paid-in capital for compensation costs related to stock options.
Issued 1,350,695 shares of common stock valued at $94,548 as additional consideration for the business assets of EPL Prolong, Inc. and increased the purchase price of the acquisition by $440,157 for waiver of accrued expenses.

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
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.	BUSINESS

Prolong International Corporation (PIC) is a Nevada corporation organized on August 24, 1981 as Giguere Industries Incorporated (Giguere).  PIC remained dormant from 1987 to June 21, 1995, when, pursuant to a stockholders’ action, it acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc., a Nevada corporation (PSL), then changed its name to Prolong International Corporation.  The transaction was treated as a reverse acquisition and was accounted for under the purchase method of accounting; however, there were no material assets acquired or liabilities assumed.  In 1997, Prolong Foreign Sales Corporation was formed as a wholly-owned subsidiary of PIC.  In 1998, Prolong International Holdings Ltd. was formed as a wholly-owned subsidiary of PIC.  At the same time, Prolong International Ltd. was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd.

PIC, through its subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a patented complete line of high-performance and high-quality lubricants and appearance products.

Management’s Plans Regarding Financial Results and Liquidity - At December 31, 2002, the Company had a net working capital of approximately $418,000 and, an accumulated deficit of approximately $6,906,000.  The Company initiated vigorous expense-reduction strategies during the years 2001 and 2002.  During 2001 and 2002, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses.  Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms.  The Company’s business plan for 2003 provides for positive cash generation from operations. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the period ended December 31, 2002.  The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the period ended December 31, 2002.  During 2002, the Company raised additional working capital of $1,125,000 through a private placement offering of subordinated secured promissory notes to accredited investors.  If these measures are not adequate, the Company will pursue additional expense reductions.  The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements.  There can be no assurance that such financing will be available on favorable terms, or at all.  If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.  Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

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

Accounts Receivable - The Company reviews a potential customer’s credit history before extending credit and generally does not require collateral.  The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories - Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market.  The Company has a contract with an outside company to supply the Company’s primary lubricant product, anti-friction metal treatment (AFMT), which is used in many of the Company’s lubricant products.  Currently, the Company utilizes only one manufacturer to produce the AFMT product, which is then bottled and packaged by other contract vendors.  Although there are facilities located throughout the world that are capable of producing this particular patented product, a change in suppliers could cause a delay in production of this product and a possible loss of sales, which would adversely affect the Company’s operating results.

Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production.  Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial.  The Company expensed $0, $0 and $123,848 for production costs in 2002, 2001 and 2000, respectively.  As of December 31, 2002, capitalized infomercial production costs were $80,620, which the Company expects to amortize during 2003.

Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials.  Upon the airing of the infomercial, the related cost is expensed.  During 2002, 2001 and 2000, the total amounts expensed for television time were $13,880, $2,279 and $431,293, respectively.  As of December 31, 2002 and 2001, prepaid television time was $0 respectively.

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

Intangible Assets and Patents – Intangible assets and patents are comprised of the patents, licenses, trade secrets, trademarks, service marks and other such assets acquired from EPL Prolong, Inc. (Note 5).  These assets are being amortized over a period of fifteen years, except for indefinite life intangible assets, which are not amortized and are tested annually for impairment.

Other Assets - Other assets are comprised primarily of, deposits, and long-term employee advances.

Research and Development Expenses – Research and development expenses consist primarily of salaries, contract labor and lab testing fees to develop new products.  All such costs are expensed in the year incurred.

Long-Lived Assets – The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.  Based on the Company’s analysis at December 31, 2002, there was no impairment of long-lived assets.

Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At December 31, 2002 and 2001, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

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

Revenue Recognition - Revenue is recognized when products are shipped and title transfers.  Reserves for sales allowances and customer returns are established based upon historical experience and management estimates of future returns.

Comprehensive Income – The Company has adopted SFAS No. 130, Reporting Comprehensive Income.  This statement establishes standards for the reporting of comprehensive income and its components.  Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.  For each of the years ended December 31, 2002, 2001 and 2000, there was no difference between net income (loss) and comprehensive income (loss).

Net Income (Loss) Per Share - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of “primary” earnings per share with “basic” earnings per share and the presentation of “fully diluted” earnings per share with “diluted” earnings per share.  All previously reported earnings per share amounts have been restated based on the provisions of the new standard.  Basic earnings per share are based upon the weighted average number of common shares outstanding.  Diluted earnings per share amounts are based upon the weighted average number of common and common-equivalent shares for each period presented.  Common-equivalent shares include stock options assuming conversion under the treasury stock method.  For the years ended December 31, 2002 and 2001, no options or warrants were included as common stock equivalents, as their effect would be antidilutive.

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

Reclassifications – Certain reclassifications have been made to the prior years amounts to conform with the 2002 presentation.

Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, requires the determination and disclosure of compensation costs implicit in stock option grants or other stock rights.  The Company has adopted certain required provisions of this standard for nonemployee transactions.  Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions.  Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No.148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123.  SFAS No. 148 does not however require fair value accounting for employee stock options.  At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 11.  The Company accounts for this plan using the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Non-employee stock-based compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force (“EITF”) 96-18.  No stock based employee compensation is reflected in net loss, as all options granted under the plan had an exercise price equal to greater than the market value of the underlying units on the date of grant.  The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2002	2001	2000

Net (loss), as reported	$(380,436)	$(1,002,544)	$(1,652,278)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(82,956)	(174,910)	(606,000)

Net (loss), pro forma	$(463,392)	$(1,177,454)	$(2,258,278)

(Loss) per share:
Basic – as reported	$(0.01)	$(0.04)	$(0.06)
Basic – pro forma	$(0.02)	$(0.04)	$(0.08)
Diluted – as reported	$(0.01)	$(0.04)	$(0.06)
Diluted – pro forma	$(0.02)	$(0.04)	$(0.08)

Accounting for Derivative Instruments and Hedging Activities – SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.  The Company adopted SFAS No. 133 effective January 1, 2001, and the statement did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Freight Costs and Reimbursements of Freight Costs – In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations.  For the years ended December 31, 2002, 2001 and 2000, freight-out costs amounting to $479,334, $607,240, and $812,353, respectively, have been recorded in selling and marketing expenses in the accompanying consolidated statements of operations.

Business Combinations - SFAS No. 142, Goodwill and Other Intangible Assets - SFAS 141 - Effective the beginning of the first quarter of 2002, the Company completed the adoption of SFAS No. 141,Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.  As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of fiscal 2002.  All remaining and future acquired goodwill, and intangible assets with indefinite useful lives, will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.  All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment analysis as of the beginning of 2002 and 2003 and found no impairment.

Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $73,171 and $0, respectively, in the accompanying consolidated balance sheets.  Patents are amortized over their estimated useful lives of 15 years.  Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

Recent Accounting Pronouncements – In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities.  The Company will apply SFAS No. 146 prospectively to activities initiated after December 28, 2002.  SFAS No. 146 had no significant impact at the point of adoption on the Company’s consolidated statements of income or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees.  FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee.  The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002.  At adoption, FIN 45 did not have a significant impact on the company’s consolidated statements of income or financial position.  FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 28, 2002.

Effective as of July 1, 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  The Company does not expect to identify any variable interest entities that must consolidated, but may be required to make additional disclosures.

3.	INVENTORIES

Inventories at December 31, 2002 and 2001 consist of the following:

	2002	2001

Raw materials	$307,218	$353,065
Finished goods	275,815	423,564
Obsolescence reserve	(70,438)	(84,708)

	$512,595	$691,921

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consist of the following:

	2002	2001

Building and improvements under contract for sale (Note 9)	$—	$2,280,783
Computer equipment	284,700	265,964
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	115,143
Machinery and equipment	17,953	17,953
Molds and dies	233,117	233,117

	1,343,098	3,589,806
Less accumulated depreciation	(1,013,113)	(1,248,712)

	329,985	2,341,094
Land under contract for sale (Note 9)	—	538,000

	$329,985	$2,879,094

5.	ACQUISITION OF EPL PROLONG, INC.

Prior to February 5, 1998, the Company was subject to a license agreement with EPL Prolong, Inc., which required the Company to pay royalties of 3.5% of sales (as defined) of the Company’s products that utilized certain proprietary technology, trademarks and copyrights.  The agreement also called for an initial one-time license fee of $106,190.

On February 5, 1998, the Company entered into a definitive agreement to purchase the assets of EPL Prolong, Inc. (EPL), which includes the patents for lubrication technology previously under license to the Company, in exchange for 2,981,035 shares of the Company’s common stock and the assumption of certain liabilities.  The total purchase price ascribed to the transaction was $7,604,886 (see Note 14).  Following regulatory and EPL shareholder approval, the transaction closed on November 20, 1998.  This business combination was accounted for as a purchase.

The $7,604,886 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of closing.  The excess of cost and liabilities assumed over tangible assets acquired, which includes the patents, trademarks, secret marks and other such assets, was recorded as intangible assets.

On December 28, 2001, in settlement of litigation, the Company issued 1,350,695 shares of common stock valued at $94,548 as additional consideration for the business assets of EPL Prolong, Inc. and increased the purchase price of the acquisition by $440,157 for waiver of accrued expenses.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2002	2001

Accrued royalties	$72,187	$61,955
Accrued legal expenses	62,358	118,124
Payroll and payroll taxes	117,651	128,744
Accrued commissions	76,112	63,362
Other	80,855	44,018

	$409,163	$416,203

7.	NOTES PAYABLE

During 1998, the Company obtained loans  (items a. and b. below) for the financing of the purchase of its office and warehouse facility.  During 2002, the Company entered into various subordinated secured promissory notes payable (item c. below).  The terms of the loans and outstanding balances as of December 31 are as follows:

		2002	2001

a)	Note payable to a bank bearing interest at 7.875% per annum to be repaid in monthly principal and interest payments of $13,050 with a final payment of all remaining unpaid principal and interest due on May 1, 2008. This note was paid in full on June 26, 2002.	$—	$1,609,057
b)	Loan from CDC Small Business Finance Corporation bearing interest at 7.65% per annum to be repaid in monthly principal and interest payments of $6,376 through July 1, 2018. This note was paid in full on June 26, 2002.	—	675,276
c)	Various subordinated secured promissory notes payable to accredited investors bearing interest at 15 % per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	1,072,432	—

		1,072,432	2,284,333
	Less current maturities	(291,577)	(53,974)

		780,855	2,230,359
	Less unamortized debt discount relating to the relative estimated fair value of warrants issued.	(188,374)	—

		$592,481	$2,230,359

	Borrowings have the following scheduled maturities:
	Year ending December 31:
	2003	$291,577
	2004	708,544
	2005	72,311
	2006	—
	2007	—
	Thereafter	—

		$1,072,432

In connection with the Company’s issuance of the subordinated secured promissory notes payable listed above, the Company issued 2,250,000 common stock purchase warrants to related note holders and 247,000 common stock purchase warrants as broker commissions.  Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years.  In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes.  Warrants issued as commissions have been presented in the accompanying 2002 balance sheet as prepaid expenses at their estimated fair value of $28,000, based on the Black-Scholes valuation model (Note 11), amortized over the expected terms of the related promissory notes.

8.	LINE OF CREDIT

During the fiscal year ended December 31, 2002, the Company had a $5,000,000 credit facility with a financial institution, expiring in May 2003.  Such facility was collateralized by eligible accounts receivable and inventories.  Interest was payable monthly at the default rate of the financial institution’s prime rate (4.25% at December 31, 2002) plus 7.00%, subject to a minimum interest charge of $50,000 per quarter.  The credit facility contained certain defined net income and tangible net worth financial covenants.  Throughout fiscal year 2002 and at December 31, 2002, the Company was in default with certain financial covenants under the credit agreement.  As of December 31, 2002, $863,592 was outstanding and approximately $66,000 was available under the terms of the line of credit.

Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility (the “Accounts Receivable Purchasing Agreement”) with a financial institution, that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter.  The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms.  Such facility is collateralized by accounts receivable, inventory, equipment and other assets.  Interest is payable monthly at the financial institution’s base index (4.75% at January 31, 2003), plus 2.25%.  Additionally, the Company is obligated under the Accounts Receivable Purchasing Agreement to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000).  The outstanding loan balance and termination fees from the prior credit facility were paid in full on February 26, 2003 from the available proceeds from the new credit facility.

9.	DEPOSITS UNDER BUILDING SALES CONTRACT

On December 31, 2001, Prolong Super Lubricants, Inc. (PSL) sold its 6 Thomas, Irvine, CA headquarters building to an investment group for $3,675,000.  The buyers made a cash down payment of approximately $1,138,667, took “subject to” the existing 1st trust deed in favor of Bank of America, FSB in the amount of $1,609,057, took “subject to” the 2nd trust deed in favor of CDC Small Business Finance in the amount of $675,276, and legally assumed the 3rd trust deed loan in favor of ABQ Dolphin LP in the amount of approximately $252,000.  From the cash down payment received by PSL, $423,000 was applied as a principal payment on the ABQ Dolphin LP 3rd trust deed loan.  On June 28, 2002, the buyer secured a new loan by a first deed of trust, paying off the three existing loans of record.  Because the Company’s contractual obligations under these loans have been satisfied, the gain on the sale of the building in the amount of approximately $983,400 was recognized during the quarter ended June 30, 2002.

At the closing, the Company entered into a lease of the building with the buyer for a period of sixty months on the lower floor and eighteen months on the upper floor, and continued its business operations in the building.  During 2002, PSL amended the lease to provide for a 60-month tenancy of the entire building, with options to renew for one additional five-year period.

The lease for the entire building encompasses approximately 29,660 square feet of office and warehouse space at a base rent as scheduled below, plus payment of actual operating expenses (NNN) related thereto:

Jan 1, 2003 to Dec 31, 2003:	$33,500 per month	$402,000 annually.
Jan 1, 2004 to Dec 31, 2004:	$34,800 per month	$417,600 annually.
Jan 1, 2005 to Dec 31, 2005:	$36,300 per month	$435,600 annually.
Jan 1, 2006 to Dec 31, 2006:	$38,000 per month	$456,000 annually.

The lease includes an option to extend the term of this lease for one (1) additional sixty (60) month period.

On January 5, 2002, PSL subleased a portion of the office space located on the lower floor of the premises to One Source Industries, Inc. for a minimum period of six months at a monthly rent of $9,960, or $59,760 for the minimum six-month term.  Effective January 1, 2003, the Company subleased a portion of the office space on a month-to-month basis at a monthly rent of $2,695.  The Company is continuing to look to sublease additional space of the building during 2003.

10.	STOCKHOLDERS’ EQUITY

During 2001, in settlement of litigation, the Company issued 1,350,695 shares of common stock at a per share price of $0.07 as additional consideration for the business assets of EPL Prolong, Inc.

11.	STOCK OPTIONS

Effective June 4, 1997, the Company adopted the Prolong International Corporation 1997 Stock Incentive Plan (the Plan).  Under the Plan, the Company may grant nonqualified or incentive stock options for the benefit of qualified employees, officers, directors, consultants and other service providers.  On June 26, 2002, the Company’s stockholders approved an increase of 1,500,000 shares of common stock issuable under the Plan, bringing the total number of authorized shares to 4,000,000.  The term of the option is fixed by the administrator of the Plan, but no option may be exercisable more than 10 years after the date of grant.

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share

OUTSTANDING, December 31, 1999	2,229,368	$1.55
Granted	255,000	$0.57
Canceled	(303,007)	$(1.29)
Exercised	—	—

OUTSTANDING, December 31, 2000	2,181,361	$1.47
Granted	320,000	$0.22
Canceled	(1,587,861)	$(1.76)
Exercised	—	—

OUTSTANDING, December 31, 2001	913,500	$0.51
Granted	1,482,500	$0.10
Canceled	(329,500)	$0.70
Exercised	0	—

OUTSTANDING, December 31, 2002	2,066,500	$0.19

Outstanding options vest over periods ranging from one to five years.  During 2002 and 2001, the Company issued stock options aggregating 172,500 and 110,000, respectively, to outside consultants.  During 2002 and 2001, the Company recorded approximately $6,100 and $3,200 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 2002 and 2001 respectively.

As of December 31, 2002 and 2001, options to purchase 469,250 and 424,250 respectively, shares of common stock were exercisable.

The fair value of options granted was estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 71.46% to 355.70%, risk-free interest rate of 5.0%, and an expected life of 10 years.

12.	INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Current:
Federal	$(229,966)	$—	$(216,766)
State	—	1,600	310,938

	(229,966)	1,600	94,172
Deferred:
Federal	1,391,271	(250,039)	(292,208)
State	290,607	(48,703)	(299,209)

	1,681,878	(298,742)	(591,417)

	$1,451,912	$(297,142)	$(497,245)

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate, as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Federal statutory income tax rate	$362,226	$(375,016)	$(742,511)
State income taxes, net of federal benefit	87,834	(32,144)	7,624
Non-deductible goodwill	24,728	149,500	—
Foreign operations	1,760	(65,879)	—
Increase in valuation allowance	937,500	—	—
Other	37,864	26,397	237,642

	$1,451,912	$(297,142)	$(497,245)

Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 2002 and 2001:

	2002	2001

Deferred tax liabilities:
State taxes	$(191,364)	$(236,612)
Deferred tax assets:
Accrued vacation	46,683	38,695
Allowance for doubtful accounts	40,023	447,011
Inventory reserve	30,176	36,289
Accrued expenses	60,578	101,114
Fixed assets	4,018	88,094
Tax gain in excess of book gain on building sale	—	383,393
Foreign losses	110,500	—
Net operating loss	2,326,625	2,207,806
Other	55,390	161,217

Gross deferred tax asset	2,482,629	3,227,007
Valuation allowance	(937,500)	—

Net deferred tax assets	$1,545,129	$3,227,007

During the year ended December 31, 2002, the Company recorded a valuation allowance of $937,500 against a portion of its net deferred tax assets.  Management assesses the realizability of deferred tax assets by considering whether it is more likely than not that some or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies, including the possible sale of appreciated assets, and future taxable income in making this assessment.  However, there can be no assurance that the Company will meet its expectations of future income.  As a result, the amount of deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable income are reduced.  Such an occurrence could materially adversely affect the Company’s results of operations and financial conditions.  The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.

As of December 31, 2002, the Company has federal net operating loss carryforwards of approximately $5,399,000 which expire in 2018 through 2021 to offset future taxable income; and the Company has state net operating loss carryforwards of approximately $5,555,000 which expire in 2006 and 2010 through 2012 to offset future taxable income.

13.	INVESTMENT IN AFFILIATE

On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC.  The Company also provided administrative and facilities services support in the amount of $99,996 and $74,997 during 2002 and 2001, respectively.  The Company contribution, and the services provided (total investment of $324,993 as of December 31, 2002), shall be considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of PEEC.  In December 2001, PEEC was merged into ORYXE Energy International, Inc.  The Company also has a warrant to purchase additional shares of ORYXE, which when vested and if exercised would vest the Company with ownership of approximately 16% of ORYXE, based upon ORYXE’s current capitalization

14.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office equipment under operating leases over lease terms ranging from one to four years.  Lease expense was $92,043, $93,393 and $78,306 for the years ended December 31,

2002, 2001 and 2000, respectively. See Note 9 for description of lease terms for the Company’s operating facility.

Royalties - The Company is obligated to pay royalties to the producer of a one-half hour, direct response television commercial at the rate of 0.5% of the gross sales, net of returned product, from any and all direct response television campaigns which utilize footage from the direct response television commercial entitled “Prolong Across America.”  For the years ended December 31, 2001 and 2000, the Company expensed $862 and $915, respectively, under this arrangement.  The agreement terminated in December 2001.

The Company is obligated to pay royalties to the same producer at the rate of 1.5% of gross sales, net of product returns, of the appearance product kit generated from any and all direct response television campaigns.  Additionally, the Company will pay 5% in the first year, 4% in the second year, and 3% in the third year of any and all net retail sales of the paint sealant product.  For the years ended December 31, 2001 and 2000, the Company expensed $437 and $13,600, respectively, under this arrangement.  The agreement terminated in December 2001.

In 1996, the Company entered into a service and endorsement contract with Al Unser-whereby the Company agreed to pay royalties on all net lubricant retail sales at rates that varied during each year of the agreement.  The current applicable royalty rate though the balance of the term of the agreement, October 31, 2004, is 0.6%.  For each year during the term of the agreement, the Company pays a guaranteed minimum payment of $75,000.  The maximum annual payment during the balance of the term is $125,000.  During 2002, the Company expended $71,147 under this agreement.  For the years ended December 31, 2002, 2001 and 2000, the Company expensed approximately $71,147, $74,330 and $74,379, respectively, under this arrangement.

Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The Company is committed to aggregate future payments under these agreements of approximately $30,000, all of which is payable in 2003.

Endorsement and sponsorship expenses charged to operations related to these agreements was approximately $74,830, $176,125, and $1,291,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employment Contracts – In January 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 4 to 5 years.  The terms of the contracts include base salary, stock options, various performance incentives, and severance payments ranging from 2 to 3 years of base salary in the event of early termination.  In April and June 2000, the Company entered into employment agreements with two officers of the Company for periods ranging from 3 to 4 years.  The terms of the contracts include base salary, stock options, various performance incentives, and severance payments of 6 months of base salary in the event of early termination.  One of the agreements was terminated on June 29, 2001.

Litigation - On April 8, 1997, a lawsuit was filed by Francis Helman et al v EPL and PIC et al in the Court of Common Pleas, Columbiana County, Ohio as a purported class action alleging breach of fiduciary duty, breach of oral and written contract, and fraud, in thirteen original causes of action related to a claim of right to become a shareholder of PIC. Management believes that there is no merit to the plaintiffs’ complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company’s financial position or results of operations.

In February 1999, PSL entered into a negotiated Consent Order with the FTC concerning the standards for adequate substantiation of engine treatment advertising claims, among other items.  As a follow on to the FTC matter, four separate lawsuits were filed by individuals purporting to act as class representatives for consumers seeking redress based on various allegations of false advertising, unfair competition, violation of various state consumer laws, fraud, deceit, negligent misrepresentation, breach of warranty and seeking equitable relief.  All four of the suits have been settled with court approval; namely Fernandes et al v PSL, Bowland et al v PSL, Mata et al v PSL, and Kachold et al v PSL, and the period for appeal has expired.  In settlement, the Company will offer a discount cash rebate on certain of its products through four major distributors by means of an in-store coupon for a period of six months, with the coupons expiring eighteen months from the date of settlement.  In addition, the Company will reimburse plaintiff’s legal counsel as a group in an amount not to exceed $66,000.  Settlement of these suits has no material adverse affect on the Company’s financial position or results of operation, as the Company has fully accrued for the settlements.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business.  PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

15.	SEGMENT REPORTING AND CUSTOMER INFORMATION

The Company engages in business activities in only one operating segment which entails the development, manufacture and sale of lubricant and appearance products.  While the Company offers a wide range of products for sale, many are manufactured at common production facilities.  In addition, the Company’s products are marketed through a common sales organization and are sold to a similar customer base.

During 2002, three customers accounted for approximately 21.4%, 17% and 18.5% respectively, of net revenues.  As of December 31, 2002, four customers each accounted for over 10.0%, and in aggregate accounted for 64.9% of the balance of accounts receivable.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Net Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) per Share

				Basic	Diluted

Quarter ended:
March 31, 2001	$4,151,945	$2,844,694	$44,560	$0.00	$0.00
June 30, 2001	3,929,116	2,764,486	(19,570)	(0.00)	(0.00)
September 30, 2001	2,858,222	1,928,471	(420,096)	(0.02)	(0.02)
December 31, 2001	2,701,384	1,757,565	(607,438)	(0.02)	(0.02)

	$13,640,667	$9,295,216	$(1,002,544)	$(0.04)	$(0.04)

Quarter ended:
March 31, 2002	$2,885,925	$1,893,052	$131,878	$0.00	$0.00
June 30, 2002	2,487,312	1,691,781	898,707	0.03	0.03
September 30, 2002	2,627,994	1,694,368	30,571	0.00	0.00
December 31, 2002	2,137,019	1,326,295	(1,441,592)	(0.04)	(0.04)

	$10,138,250	$6,605,496	$(380,436)	$(0.01)	$(0.01)

FOURTH QUARTER ADJUSTMENTS

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

2002 -

The net loss for the fourth quarter of 2002 includes the following:  1) a reserve of approximately $25,000 against certain accounts receivable; and 2) a reserve of approximately $78,000 for estimated sales returns and, 3) a valuation reserve of $937,500 against deferred tax assets.  Each of these reserves were recorded based on information which became available or changes in strategic direction which were made during the fourth quarter of 2002.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$461,731	$19,038	$—	$129,408	$351,361
Inventory reserves	84,708	—	—	14,270	70,438
Other assets reserve	581,713	—	—	581,713	—
Net deferred tax asset valuation allowance	—	937,500	—	—	937,500

Total	$1,128,152	$956,538	$—	$725,391	$1,359,299

Year ended December 31, 200l
Allowance for doubtful accounts receivable	$168,775	$304,436	$—	$11,480	$461,731
Inventory reserves	943,839	—	—	859,131	84,708
Other assets reserve	581,713	—	—	—	581,713

Total	$1,694,327	$304,436	$—	$870,611	$1,128,152

Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$389,732	$99,049	—	$320,006	$168,775
Inventory reserves	1,009,024	—	—	65,185	943,839
Other assets reserve	581,713	—	—	—	581,713

Total	$1,980,469	$99,049	$—	$385,191	$1,694,327

PROLONG INTERNATIONAL CORPORATION

FORM 10-K

Exhibit Index

Sequential Page Number

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).	—
2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Prolong, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).	—
2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Prolong, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).	—
3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.	—
3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).	—
4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).	—
4.3	Rights Agreement, dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.	—
10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).	—
10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).	—
10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997). July 3, 1997).	—
10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).	—
10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).	—

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).	—
10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicholas Rosier (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2001.	—
10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Prolong, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)	—
10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Prolong, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation.(Incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)	—
10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001, amount PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership.	57
10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2002, by and between the Registrant and First Capital Corporation.	72
21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).	—
23.1	Consent of Deloitte & Touche, LLP.	83
23.2	Consent of Haskell & White LLP.	84
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	85
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	86