Form 10-K/A
period 2002-12-31
PROLONG INTERNATIONAL CORP
filed 2003-04-30
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on June 28, 2002, was approximately $2,681,000.

The number of outstanding shares of the Registrant’s common stock as of April 25, 2003 was 29,789,598.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company’s Board of Directors is comprised of six directors, divided into three classes. Messrs. McDermott and Solomon serve as Class I directors whose terms expire on the date of the 2005 annual meeting of stockholders. Messrs. Martin and Orlandella serve as Class II directors whose terms expire on the date of the 2003 annual meeting of stockholders. Messrs. Alderman and Billstein serve as Class III directors whose terms expire on the date of the 2004 annual meeting of stockholders.

The following table and biographical summaries set forth, with respect to each director, his age, position or positions in the Company, the year in which he first became a director of the Company, and his principal occupations or employment during at least the past five years.

Name	Age	Position	Class
Elton Alderman	64	President, Chief Executive Officer and Chairman of the Board	III
Thomas C. Billstein	50	Chief Operating Officer, Secretary and Director	III
Gerry L. Martin(1)	50	Director	II
Richard L. McDermott(1)(2)	56	Director	I
Gregory W. Orlandella(1)(2)	36	Director	II
Richard E. Solomon	56	Director	I

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Elton Alderman has served as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its reorganization in June 1995. Since December 1998, Mr. Alderman has served as a director of Prolong International Holdings Ltd. and Prolong International Ltd. From October 1993 to the present, Mr. Alderman has also served as a director, President and Chief Executive Officer of PSL, the Company’s wholly-owned operating subsidiary. Prior to joining PSL, Mr. Alderman served as the President and Chief Executive Officer of EPL Pro-Long, Inc., the former holder of the patent for the Company’s AFMT formula, from July 1988 until October 1993.

Thomas C. Billstein has served as a director of the Company since its reorganization in June 1995. Since December 1998, Mr. Billstein has served as a director of Prolong International Holdings Ltd. and Prolong International Ltd. Mr. Billstein has also served as the Company’s Vice President and Secretary since February 1996, and the Company’s Chief Operating Officer since April 1, 2000. From October 1993 to the present, Mr. Billstein has also served as a director of PSL, and has served as PSL’s Secretary since February 1996. Prior to joining PSL, Mr. Billstein served as an independent financial and legal consultant to EPL Pro-Long, Inc. from August 1992 until October 1993. From November 1991 to August 1992, Mr. Billstein provided independent financial and legal consulting services to various small companies located in Southern California. Prior to commencing his employment with the Company and PSL, Mr. Billstein served as an independent financial and legal consultant to those entities as well. Mr. Billstein holds a Bachelor of Science degree in Business Administration with an emphasis in Finance-Investments from California State University, Long Beach. Mr. Billstein attended Whittier College School of Law, where he was awarded the American Jurisprudence Award for Agency Law and graduated with a Juris Doctorate degree in 1978. Mr. Billstein is a member of the State Bar of California.

Gerry L. Martin has served as a director since April 2001. Mr. Martin has been the President of CMI since 1974 where he is engaged in arranging debt and equity financing for middle market companies by providing funding from institutional investors. Mr. Martin is a licensed real estate broker in California and Georgia. Mr. Martin attended Georgia State University in 1972 where he studied business administration before moving to California.

Richard L. McDermott has served as a director since April 2001. Mr. McDermott has been the President of RLM Properties/RLM Realty since 1975 where he is engaged in consulting with real estate owners in the planning, processing, management, sale and leasing of commercial, industrial and residential real estate properties and land development. Mr. McDermott has been a consultant to the Orange County Transit Authority on real property issues. From 1995 through 1999 Mr. McDermott was the owner and President of Western Maintenance Services, Inc., which provided maintenance, and janitorial services for commercial office buildings in Southern California. Mr. McDermott is a licensed real estate broker in California. Mr. McDermott graduated from the University of Southern California with a Bachelor of Arts degree in 1969 and a Master of Business Administration degree in 1972.

Gregory W. Orlandella has served as a director since June 2001. Mr. Orlandella has been the President and Founder of Corporate Capital Research, Inc. located in Dana Point since 1999 where he is engaged in working with institutional and strategic investors in both the public and private sectors. At the same time, Mr. Orlandella was a founding member of Oxygen Ventures, Inc, where he worked with legal counsel on investment structure and execution. From 1996 to 1998, Mr. Orlandella was the Managing Director at Corporate Communications Network II, Inc. and VP of Finance at Bentley Richard and Associates from 1994 to 1996.

Richard E. Solomon has served as a director since March 2003. Mr. Solomon has been President of Axis Clothing Corporation since 1989. Mr. Solomon has over 25 years’ experience in the garment industry. Mr. Solomon serves on the Company’s Board of Directors as a representative selected by certain note holders of the Company’s wholly-owned subsidiary, Prolong Super Lubricants, Inc. (“PSL”). Pursuant to the terms of the agreement entered into between such note holders, PSL and the Company, the note holders are entitled to a representative on the Board of Directors until the notes are fully-repaid.

Executive Officers

The following table and biographical summaries set forth, with respect to each of the Company’s executive officers, his age, position or positions with the Company, the period during which he has served as such and his principal occupations or employment during at least the past five years. The executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Elton Alderman	64	President and Chief Executive Officer
Thomas C. Billstein	50	Chief Operating Officer and Secretary
Nicholas M. Rosier	57	Chief Financial Officer

Biographical summaries regarding Messrs. Alderman and Billstein have been presented earlier.

Nicholas M. Rosier has served as Chief Financial Officer of the Company and PSL since July 1997. From March 1997 through June 1997, Mr. Rosier served as the Controller of PSL. For the four-year period prior to his joining PSL, Mr. Rosier was the Controller and Financial Accounting Manager of two divisions for DePUY, Inc., a major public manufacturing company in the global orthopedic industry. Prior to that position, Mr. Rosier was the Controller/Director of Finance for thirteen years for Adams Rite Manufacturing Company, a privately owned manufacturer of locks and automotive equipment. Mr. Rosier holds a Bachelors degree in accounting and finance from H.B.S. in Holland.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company’s Common

Stock were made with respect to the Company’s fiscal year ended December 31, 2002, with the following exceptions:

Forms 5 prepared on behalf of Mr. Alderman, Mr. Billstein and Mr. Rosier, respectively to report grants of stock options, were delinquent and filed on April 23, 2003.

4

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid in each of the years ended December 31, 2002, 2001 and 2000 to the Company’s Chief Executive Officer and the Company’s other executive officers (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Option Grants (#)	All Other Compensation ($)

Elton Alderman President and Chief Executive Officer	2002 2001 2000	184,529 176,835 185,634	— — —	— — —	500,000 — 60,000	— — —

Thomas C. Billstein Chief Operating Officer and Secretary	2002 2001 2000	147,656 149,138 152,956	— — —	— — —	200,000 — 45,000	— — —

Nicholas M. Rosier Chief Financial Officer	2002 2001 2000	105,820 100,588 101,690	— — —	— — —	150,000 — 45,000	— — —

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2002. The grant date present values of stock options granted in 2002 are calculated under a modified Black-Scholes model, a mathematical formula used to value options. The actual amount, if any, realized upon exercise of stock options will depend upon the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price. The individuals named below will not be able to realize a gain from the stock options granted unless, during the exercise period, the market price of the Common Stock is above the exercise price of the options. The option holder would also benefit from an increase in the market price of Common Stock.

Name	Number of Securities Underlying Options	% of Total Options Granted To Employees in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value $(1)
Elton Alderman	500,000	34.1%	$0.11	4/01/07	$50,000
Thomas C. Billstein	200,000	13.6%	$0.10	4/01/12	$20,000
Nicholas M. Rosier	150,000	10.2%	$0.10	4/01/12	$15,000

(1)	The modified Black-Scholes model used to calculate the hypothetical values at date of grant considers a number of factors to estimate the option’s present value, including the stock’s historic volatility calculated using the closing price of Common Stock, the estimated average holding period of the option, interest rates and the stock’s expected dividend yield. The assumptions used in the valuation of the options were: stock price volatility range of 71.5% – 355.7%, average holding period of 120 months, interest rate of 5.0% and no dividend yield.

There is no assurance that the grant date present values of stock options presented in the table above represent the actual values of the options, and the hypothetical values shown should not be construed as predictions of the future value of Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises during the fiscal year ended December 31, 2002 by each of the Named Executive Officers:

	Shares Acquired on Exercise #	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Elton Alderman	—	—	30,000	530,000	—	—
Thomas C. Billstein	—	—	22,500	222,500	—	—
Nicholas M. Rosier	—	—	48,750	181,250	—	—

(1)	Value is based on the closing sales price for the Common Stock as reported on the American Stock Exchange on December 31, 2002 (the “Fair Market Value”) minus the exercise price or base price of “in-the-money” options. The Fair Market Value of the Common Stock as of December 31, 2002 was $0.09 per share.

Employment Agreements

On January 21, 2000, the Company entered into an employment agreement with Mr. Alderman for an initial term of 5 years with automatic renewal for successive five-year periods unless either party gives written notice of the non-renewal at least 180 days prior to the expiration of the then-current term. The employment agreement provides for an annual base salary of $180,000 (with minimum annual increases in the base of 10%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, options to purchase 60,000 shares of Common Stock at an exercise price equal to $0.69 per share granted under the Company’s 1997 Stock Incentive Plan, an automobile allowance of up to $1,000 per month and certain other incentives set forth therein. Upon termination of Mr. Alderman’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Alderman for “good reason,” as defined in the employment agreement, Mr. Alderman will be entitled to receive, as severance pay, an amount equal to Mr. Alderman’s current monthly salary multiplied by thirty-six months, plus the payment of certain additional benefits, such as health insurance, for a period of twelve months. Severance pay shall be made fifty percent (50%) in one lump sum with the balance payable in equal installments over a twelve-month period following termination. Mr. Alderman’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

On January 21, 2000, the Company entered into an employment agreement with Mr. Billstein for an initial term of 4 years with automatic renewal for successive four-year periods unless either party gives written notice of the non-renewal at least 180 days prior to the expiration of the then-current term. The employment agreement provides for an annual base salary of $143,000 (with minimum annual increases in the base of 5%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, options to purchase 45,000 shares of Common Stock at an exercise price equal to $0.63 per share granted under the Company’s 1997 Stock Incentive Plan, an automobile allowance of up to $1,000 per month and certain other incentives set forth therein. Upon termination of Mr. Billstein’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Billstein for “good reason,” as defined in the employment agreement, Mr. Billstein will be entitled to receive, as severance pay, an amount equal to Mr. Billstein’s current monthly salary multiplied by twenty-four months, plus the payment of certain additional benefits, such as health insurance, for a period of twelve months. Severance pay shall be made fifty percent (50%) in one lump sum with the balance payable in equal installments over a twelve-month period following termination. Mr. Billstein’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

On June 1, 2000, the Company entered into an employment agreement with Mr. Rosier for an initial term of 3 years with automatic renewal for successive one-year periods unless either party gives written notice of the non-

renewal at least 180 days prior to the expiration of the then-current term. The employment agreement provides for an annual base salary of $100,000 (with minimum annual increases in the base of 5%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, options to purchase 45,000 shares of Common Stock at an exercise price equal to $0.38 per share granted under the Company’s 1997 Stock Incentive Plan, an automobile allowance of up to $400 per month and certain other incentives set forth therein. Upon termination of Mr. Rosier’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Rosier for “good reason,” as defined in the employment agreement, Mr. Rosier will be entitled to receive, as severance pay, an amount equal to Mr. Rosier’s current monthly salary multiplied by six months, plus the payment of certain additional benefits, such as health insurance, for a period of six months. Mr. Rosier’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

REPORT OF THE COMPENSATION COMMITTEE OF THE

BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

During 2002, the Compensation Committee of the Board of Directors was comprised of Mr. McDermott and Mr. Orlandella. The following report on executive compensation is furnished by the Compensation Committee for the year ended December 31, 2002.

General Compensation Policy

The Company’s compensation policy is designed to attract and retain qualified key executives critical to the Company’s success and to provide such executives with performance-based incentives tied to the achievement of Company milestones. One of the primary objectives is to have a substantial portion of each executive officer’s total compensation contingent upon the Company’s performance as well as upon the individual’s contribution to the Company’s success as measured by his personal performance. Accordingly, each executive officer’s compensation package is comprised primarily of three elements: (i) base salary which reflects individual performance and expertise and is designed to be competitive with salary levels in the industry; (ii) variable performance awards payable in cash and tied to the Company’s achievement of certain goals; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s stockholders.

Factors

The principal factors which the Compensation Committee and the Board of Directors considered in establishing the components of each executive officer’s compensation package for the 2002 fiscal year are summarized below. However, the Compensation Committee may in its discretion apply different factors, particularly different measures of financial performance, in setting executive compensation in future fiscal years.

Base Salary

The base salary levels for the executive officers were recommended by the Compensation Committee and established by the Board of Directors for the 2002 fiscal year on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions at a select group of companies with which the Company competes for executive talent, and internal comparability considerations. Although the Compensation Committee reviewed various compensation surveys, the Compensation Committee did not rely upon any specific survey for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent. On January 21, 2000, the Committee approved employment agreements for the Chief Executive Officer and Vice President whereby the 2000 base salaries were $180,000 and $143,000, respectively. The agreements are for five year and four-year terms, respectively. The Compensation Committee is required to review the base salary on or before February 15 of each year to determine the increase in base salary for the ensuing year. In any event, the agreements provide that the increase shall be no less than 10% or 5%, respectively. Nothwithstanding the provisions of the agreements, these base salaries were not changed for 2002 and 2003. On June 1, 2000, the Committee approved an employment agreement for the Chief Financial Officer whereby the 2000 base salary was $100,000.

The Compensation Committee is required to review the base salary on or before June 1, of each year to determine the increase in base salary for the ensuing year. The base salary was changed effective June 1, 2002 to $110,000.

Annual Incentive Compensation

Executive officers have an opportunity to earn annual incentives based upon performance targets. The Compensation Committee may also award bonuses in cases where such performance targets are not met if it determines that the circumstances warrant such action. For fiscal year 2002, the performance targets for the executive officers included revenues, pre-tax profits and earnings per share. The weight given to each factor varied from individual to individual. Additionally, each executive officer has a discretionary portion of the annual incentive linked to achievement of non-financial goals, which differ depending upon the responsibilities of the executive officer in question.

Long-Term Incentive Compensation

The 1997 Stock Incentive Plan also provides the Compensation Committee with the ability to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the executive officer’s tenure, level of responsibility and relative position in the Company. Stock options totaling 1,482,500 shares were granted to employees and consultants, of which 850,000 shares were granted to the executive officers during 2002. The exercise price for the stock options is no less than the fair market value of the stock on the date of the grant. Options generally vest at a rate of 25% per year starting on the anniversary date of the option grant and are contingent upon the officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company’s employ and the market price of the Company’s Common Stock appreciates over the option term.

CEO Compensation

The Chief Executive Officer participates in the compensation program discussed above. The Compensation Committee set the base salary for Mr. Elton Alderman, the Company’s President and Chief Executive Officer for the 2002 fiscal year, based on his employment agreement and at a level which is designed to provide him with a salary competitive with salaries paid to chief executive officers of similarly-sized companies in the industry and commensurate with Mr. Alderman’s experience. The Compensation Committee did not award an incentive payment to Mr. Alderman in 2002.

Respectfully submitted,

Richard McDermott

Gregory W. Orlandella

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN THE COMPANY’S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, IN WHOLE OR IN PART, THE REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

Directors’ Compensation

The Company’s outside directors receive monthly cash compensation of $1,200 each, and may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2002, the Compensation Committee was comprised of two directors, Mr. McDermott and Mr. Orlandella, who were neither officers nor employees of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 25, 2003 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Company’s executive officers named in the Summary Compensation Table (see “Executive Compensation”) and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Class
Elton Alderman	4,066,600	(3)	13.6%
Carol A. Auld	3,744,999	(4)	12.6%
Thomas C. Billstein	1,588,050	(5)	5.3%
Richard E. Solomon	625,000	(8)	2.1%
Nicholas M. Rosier	122,500	(6)	*
Richard L. McDermott	79,500	(7)	*
Gerry L. Martin	70,000	(9)	*
Gregory W. Orlandella	70,000	(9)	*
All officers and directors as a group (7 persons)(10)	6,621,650	(11)	21.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, 6 Thomas, Irvine, California 92618.

(2)	Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 25, 2003, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Includes 170,000 shares of Common Stock subject to options exercisable within 60 days of April 25, 2003. Excludes 1,500,000 shares subject to an Option Agreement with Carol Auld TTEE U/A DTD 5/13/99 pursuant to which, prior to December 31, 2004, Mr. Alderman may purchase some or all of such shares at an exercise price of $1.00 per share.

(4)	Carol Auld obtained beneficial ownership of 3,744,999 shares following the death of her husband, Edwin C. Auld Jr., on February 8, 1996 and as a result of the subsequent settlement of his estate. Includes 1,500,000 shares subject to an Option Agreement with Elton Alderman pursuant to which, prior to December 31, 2004, Ms. Auld may sell some or all of such shares at an exercise price of $1.00 per share.

(5)	Includes 83,750 shares of Common Stock subject to options exercisable within 60 days of April 25, 2003.

(6)	Includes 97,500 shares of Common Stock subject to options exercisable within 60 days of April 25, 2003.

(7)	Consists of 70,000 and 9,500 shares of Common Stock subject to options and warrants, respectively, exercisable within 60 days of April 25, 2003.

(8)	Consists of shares of Common Stock subject to warrants exercisable within 60 days of April 25, 2003.

(9)	Consists of shares of Common Stock subject to options exercisable within 60 days of April 25, 2003.

(10)	Includes shares held by Messrs. Alderman, Billstein, Rosier, McDermott, Solomon, Martin and Orlandella.

(11)	Includes 1,195,750 shares of Common Stock subject to options and warrants exercisable within 60 days of April 25, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

See “EXECUTIVE COMPENSATION—Employment Agreements” for a description of certain arrangements and transactions with executive officers and directors.

Messrs. Alderman, Billstein and Rosier all hold concurrent positions as officers and/or directors of both the Company and its wholly owned operating subsidiary, Prolong Super Lubricants, Inc., a Nevada corporation (“PSL”).

Mr. Billstein, the Company’s Chief Operating Officer and Secretary, has an outstanding balance from the Company as of April 25, 2003 in the amount of $76,827, for past advances against his annual bonuses. There is no interest charged on these advances. During 2002, the largest amount of advances outstanding was $85,750. It is intended that such advances will be partially repaid to the Company during 2003 and 2004. Any remaining balance on such advances will be offset against bonuses to be paid in fiscal 2004.

Other than the related transactions disclosed above, the Company is not aware of any transactions or proposed transactions to which the Company or PSL was or is to be a party, in which any director, executive officer, nominee for election as a director, security holder or any member of the immediate family of the persons named above had or is to have a direct or indirect material interest.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The Registrant is also amending the Exhibit Index in Item 15 to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 99.1 and 99.2.

(a)(3). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 28, 2003
PROLONG INTERNATIONAL CORPORATION

By:	/s/ ELTON ALDERMAN
Elton Alderman, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ELTON ALDERMAN Elton Alderman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 28, 2003

* Thomas C. Billstein	Vice President, Chief Operating Officer, Secretary and Director	April 28, 2003

/s/ NICHOLAS M. ROSIER Nicholas M. Rosier	Chief Financial Officer (Principal Financial Officer)	April 28, 2003

* Richard L. McDermott	Director	April 28, 2003

* Gerry L. Martin	Director	April 28, 2003

* Richard E. Solomon	Director	April 28, 2003

* Gregory W. Orlandella	Director	April 28, 2003

*By:	/s/ NICHOLAS M. ROSIER
Nicholas M. Rosier, Attorney-in-fact

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

April 28, 2003	/s/ ELTON ALDERMAN
Elton Alderman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

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

April 28, 2003	/s/ NICHOLAS M. ROSIER
Nicholas M. Rosier
Chief Financial Officer (Principal Financial and Accounting Officer)

PROLONG INTERNATIONAL CORPORATION

FORM 10-K/A

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)