Form 10-Q
period 2003-03-31
PROLONG INTERNATIONAL CORP
filed 2003-05-12
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No 0-22803

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

Yes ☐   No ☒

There were 29,789,598 shares of the registrant’s common stock ($0.001 par value) outstanding as of May 12, 2003.

Page 1 of 20 pages
Exhibit Index on Sequentially Numbered Page 18

PROLONG INTERNATIONAL CORPORATION
FORM 10-Q

Item 1.

Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,646	$261,623
Accounts receivable, net of allowance for doubtful accounts of $353,040 and $351,361 at March 31, 2003 and at December 31, 2002, respectively	1,958,400	1,622,414
Inventories, net	587,785	512,595
Prepaid expenses, net	302,872	351,637
Advances to employees, current portion	46,943	46,497
Deferred tax asset	168,850	168,850

Total current assets	3,087,496	2,963,616
Property and equipment, net (Note 4)	311,033	329,985
Patents, net	408,536	426,829
Intangible assets, net	6,058,007	6,058,007
Deferred tax asset, noncurrent	1,376,279	1,376,279
Investment in affiliate	349,992	324,993
Other assets	169,893	169,975

TOTAL ASSETS	$11,761,236	$11,649,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$872,793	$981,388
Accrued expenses	556,602	409,163
Line of credit (Note 5)	1,183,712	863,592
Notes payable, current (Note 6)	334,365	291,577

Total current liabilities	2,947,472	2,545,720
Notes payable, noncurrent (Note 6)	544,639	592,481

Total liabilities	3,492,111	3,138,201

COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 6 and 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2003 and 2002 respectively	29,789	29,789
Additional paid-in capital	15,387,562	15,387,562
Accumulated deficit	(7,148,226)	(6,905,868)

Total stockholders’ equity	8,269,125	8,511,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,761,236	$11,649,684

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

NET REVENUES	$2,188,061	$2,885,925
COST OF GOODS SOLD	751,867	992,873

GROSS PROFIT	1,436,194	1,893,052
OPERATING EXPENSES:
Selling and marketing	856,603	1,025,144
General and administrative	741,309	758,407

Total operating expenses	1,597,912	1,783,551

OPERATING (LOSS) INCOME	(161,718)	109,501
OTHER INCOME (EXPENSE), net:
Interest expense	(113,683)	(101,031)
Interest income	19	1,483
Other income	33,024	53,601

Total other income (expense)	(80,640)	(45,947)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	(242,358)	63,554
EXTRAORDINARY ITEM – gain from forgiveness of debt, net of income taxes of $68,400	—	94,924

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(242,358)	158,478

PROVISION FOR INCOME TAXES	—	26,600

NET (LOSS) INCOME	$(242,358)	$131,878

NET (LOSS) INCOME PER SHARE:
Basic and Diluted:
(Loss) income per share before extraordinary item	($0.01)	$0.00
Extraordinary item	—	0.00

Net (loss) income	($0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,789,598	29,789,598

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(242,358)	$131,878
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from forgiveness of debt	—	(163,324)
Sublease income from affiliate	(24,999)	(24,999)
Depreciation and amortization	46,424	77,719
Provision for doubtful accounts	1,679	3,071
Deferred taxes	—	95,000
Reserve for inventory obsolescence	15,933	—
Amortization of debt discount related to warrants issued to sub debt creditors	32,585	—
Changes in assets and liabilities:
Accounts receivable	(337,665)	(413,351)
Inventories	(91,123)	54,590
Prepaid expenses	48,765	2,517
Other assets	82	14
Accounts payable	(108,595)	(345,131)
Accrued expenses	147,439	137,451

Net cash used in operating activities	(511,833)	(444,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,179)	(7,091)
Employee advances	(446)	5,468

Net cash used in investing activities	(9,625)	(1,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(37,639)	(13,602)
Net proceeds from line of credit	320,120	73,415
Deposits under sales contract	—	(52,646)

Net cash provided by financing activities	282,481	7,167

NET DECREASE IN CASH AND CASH EQUIVALENTS	(238,977)	(439,021)
CASH AND CASH EQUIVALENTS, beginning of period	261,623	466,453

CASH AND CASH EQUIVALENTS, end of period	$22,646	$27,432

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—

Interest paid	$81,098	$101,031

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarters ended March 31, 2003 and 2002, the Company provided an affiliate with office space and recorded increases in other income and investment in affiliate of $24,999.

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

Management’s Plans Regarding Financial Results and Liquidity – At March 31, 2003, the Company had a net working capital of approximately $140,000 and, an accumulated deficit of approximately $7,148,000. The Company initiated vigorous expense-reduction strategies during the years 2001 and 2002. During 2001 and 2002, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. Although the Company used cash in operations during the first quarter of 2003, the Company’s business plan for fiscal year 2003 provides for positive cash generation from operations. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through a private placement offering of subordinated secured promissory notes to accredited investors. If these measures are not adequate, the Company will pursue additional expense reductions during 2003. The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements. There can be no assurance that such financing will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. The Company owns shares of common stock in Oryxe Energy International, Inc. Management believes that some or all of which could be sold to provide additional working capital. Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the

Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Form 10-K for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission.

3.

INVENTORIES

Inventories consist of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)

Raw materials	$307,804	$307,218
Finished goods	366,352	275,815
Obsolescence reserve	(86,371)	(70,438)

	$587,785	$512,595

4.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)

Computer equipment	$293,879	$284,700
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	17,953	17,953
Molds and dies	233,117	233,117

	1,352,277	1,343,098
Less accumulated depreciation	(1,041,244)	(1,013,113)

	$311,033	$329,985

5.

LINES OF CREDIT

Until February 26, 2003, the Company had a $5,000,000 credit facility with a financial institution. Such facility was collateralized by eligible accounts receivable and inventories. Interest was payable monthly at the default rate of the financial institution’s prime rate which was 4.25% at March 31, 2003, plus 7.00%, subject to a minimum interest charge of $50,000 per quarter. The credit facility contained certain defined net income and tangible net worth financial covenants. During the three month period ended March 31, 2003, the Company was in default with certain financial covenants under the credit agreement. The credit facility was terminated on February 26, 2003 and the outstanding loan balance and termination fees were paid in full.

Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility with a financial institution, that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index which was 4.75% at March 31, 2003, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000). As of March 31, 2003, $1,183,712 was outstanding under the credit facility.

6.

NOTES PAYABLE

Notes payable consist of the following as of March 31, 2003:

a)	Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest payments through June 30, 2005.	$1,034,793
	Less current maturities	(334,365)

		700,428
	Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(155,789)

		$544,639

The following are the annual minimum principal payments due under the subordinated secured promissory notes:

Year ending December 31,

2003	$253,938
2004	708,544
2005	72,311
2006	—
Thereafter	—

$1,034,793

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

7.

CONTINGENCIES

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

8.

INVESTMENT IN AFFILIATE

On March 31, 2001 the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. The Company also provided administrative and facilities services support in the amount of $199,992 during the period April 1, 2001 through March 31, 2003. The Company contribution, and the services provided (total investment of $349,992), has been considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of PEEC. In December 2001, PEEC was merged into ORYXE Energy International, Inc. The Company also has a warrant to purchase additional shares of ORYXE, which if exercised would vest the Company with ownership of approximately 16% of ORYXE, based upon ORYXE’s current capitalization.

9.

INTANGIBLE ASSETS

Effective the beginning of the first quarter of 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of 2002 and 2003 with the assistance of an independent valuation company. Management has determined that no impairment existed.

Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $91,464, in the accompanying consolidated condensed balance sheets. Patents are amortized over their estimated useful lives of 15 years. Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

10.

STOCK OPTIONS

SFAS No. 123 and No. 148 require the determination and disclosure of compensation costs implicit in stock option grants or other stock rights.  The Company has adopted certain required provisions of this standard for nonemployee transactions.  Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions.  Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net (loss) income, as reported	$(242,358)	$(380,436)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(20,700)	(82,956)

Net (loss) income, pro forma	$(263,058)	$(463,392)

Earnings (loss) per share:
Basic – as reported	$(0.01)	$(0.01)
Basic – pro forma	$(0.01)	$(0.02)
Diluted – as reported	$(0.01)	$(0.01)
Diluted – pro forma	$(0.01)	$(0.02)

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share

OUTSTANDING, December 31, 2001	913,500	$0.51
Granted	1,482,500	$0.10
Canceled	(329,500)	$0.70
Exercised	0	—

OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	0	$0.10
Canceled	(10,000)	$0.70
Exercised	0	—

OUTSTANDING, March 31, 2003	2,066,500	$0.19

Outstanding options vest over periods ranging from one to five years.  During the three months ended, there were no options issued by the Company to either outside consultants or employees.

As of March 31, 2003, options to purchase 495,500 shares of common stock were exercisable.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model that considers various weighted average assumptions, including dividend yields, expected volatility of Company stock, risk-free interest rates, and expected option life.

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

Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and other periodic reports filed with the Securities and Exchange Commission. In particular, there are certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2002, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

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

Revenue, Receivables and Inventory - The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. In addition, the Company records reductions to revenue for estimated product returns and allowances such as competitive pricing programs. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result. The Company provides reserves for estimated product warranty costs at the time revenue is recognized. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company writes down its inventory for estimated obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Goodwill and Purchased Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests. Management obtains an annual independent, third party valuation of the Company to assist it in the performance of annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization.

Deferred Taxes - If the Company determines that it is more likely than not that it will not realize all or part of its net deferred tax assets in the future, it will record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. Management also considers the weight of both positive and negative evidence in determining whether a valuation allowance is needed.

RESULTS OF OPERATIONS

	Percentage of Net Revenues
	Three Months Ended March 31,

	2003	2002

Net revenues	100.0	100.0
Cost of goods sold	34.4	34.4

Gross profit	65.6	65.6
Selling and marketing expenses	39.1	35.5
General and administrative expenses	33.9	26.3

Operating (loss) income	(7.4)	3.8
Other (expense) income	(3.7)	(1.6)

(Loss) income before extraordinary item and provision for income taxes	(11.1)	2.2
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	3.3

(Loss) income before income taxes	(11.1)	5.5
Provision for income taxes	—	0.9

Net (loss) income	(11.1)	4.6

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Net revenues for the three months ended March 31, 2003 were approximately $2,188,000 as compared to approximately $2,886,000 for the comparable period of the prior year, a decrease of $698,000 or 24.2%. Revenues for the three-month period ended March 31, 2003 were derived from retail sales of $1,935,000 and international and other sales of $253,000. Revenues for the three-month period ended March 31, 2002 were derived from retail sales of $2,583,000 and international and other sales of $303,000.

During the first quarter of 2003, retail sales were 88.4% of total revenues while international and other sales comprised 11.6% of total revenues. During the first quarter of 2002, retail sales were 89.5% of total revenues while international and other sales comprised 10.5% of total revenues. The lower retail sales for the period ended March 31, 2003 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $648,000. The lubricant retail sales decline is attributable to a soft market for specialty lubricants, competitive pressures, reduced advertising expenditures, and general economic factors.

Cost of goods sold for the three months ended March 31, 2003 was approximately $752,000 as compared to $993,000 for the comparable period of the prior year, a decrease of $241,000 or 24.3%. As a percentage of net revenues, cost of goods sold remained at 34.4% for the three months ended March 31, 2003 and the three months ended March 31, 2002. The decrease in costs of goods sold was a result of overall decreased sales.

Selling and marketing expenses of $857,000 for the three months ended March 31, 2003 represented a decrease of $168,000 over the comparable period of the prior year. This 16.4% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, advertising and salaries (decreased headcount). Selling and marketing expenses as a percentage of net revenues were 39.1% for the three months ended March 31, 2003 versus 35.5% for the comparable period of the previous year. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of net revenues increased due to the decrease in sales during the period.

General and administrative expenses for the three months ended March 31, 2003 were approximately $741,000 as compared to $758,000 for the three months ended March 31, 2002, a decrease of $17,000 or 2.2%. As a percentage of net revenues, general and administrative expenses increased from 26.3% in 2002 to 33.9% in 2003. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of net revenues increased due to the decrease in sales during the period.

Net interest expense of $114,000 for the three months ended March 31, 2003 represented an increase of $14,000 over the comparable period in 2002. The increase is attributable to a noncash charge of $33,000 for the unamortized debt discount on the subordinated secured promissory notes, which was partially offset by decreases in the interest rate relating to the credit facilities. Other income for the three months ended March 31, 2003 was $33,000 as compared to $54,000 for the three months ended March 31, 2002, a decrease of $21,000. This decrease was the result of reduced income from the subletting of a portion of our facilities.

Extraordinary item – gain from forgiveness of debt, net of income taxes for the three months ended March 31, 2003 was none as compared to $94,900 for the three months ended March 31, 2002. The gain in the prior period resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program”.

Net loss for the three-month period ended March 31, 2003 was approximately $(242,000) as compared to a net income of approximately $132,000 for the comparable period in the prior year, a decrease of $374,000. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a net working capital of approximately $140,000 as compared to $418,000 at December 31, 2002, representing a decrease of $278,000. Cash used in operating activities during the three month period ended March 31, 2003, was $512,000, primarily consisting of a decrease in accounts payable, and an increase in accounts receivable, and inventories which was partially offset by an increase in accrued expenses. Additionally, the Company used $9,600 in investing activities and provided $282,000 from financing activities which were primarily net reductions in outstanding subordinated secured promissory notes offset by proceeds from the credit facility entered into on February 26, 2003.

Until February 26, 2003, the Company had a $5,000,000 credit facility with a financial institution. Such facility was collateralized by eligible accounts receivable and inventories. Interest was payable monthly at the default rate of the financial institution’s prime rate which was 4.25% at March 31, 2003, plus 7.00%, subject to a minimum interest charge of $50,000 per quarter. The credit facility contained certain defined net income and tangible net worth financial covenants. During the three month period ended March 31, 2003, the Company was in default with certain financial covenants under the credit agreement. The credit facility was terminated on February 26, 2003 and the outstanding loan balance and termination fees were paid in full.

Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility with a financial institution, that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index which was 4.75% at March 31, 2003, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000). As of March 31, 2003, $1,183,712 was outstanding under the credit facility.

At March 31, 2003, the Company had a net working capital of approximately $140,000 and, an accumulated deficit of approximately $7,046,000. The Company initiated vigorous expense-reduction strategies during the years 2001 and 2002. During 2001 and 2002, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. Although the Company used cash in operations during the first quarter of 2003, the Company’s business plan for fiscal year 2003 provides for positive cash generation from operations. The Company initiated an “Accounts Payable Discounted Debt Restructure Program” which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through a private placement offering of subordinated secured promissory notes to accredited investors. If the aforementioned measures are not adequate, the Company will pursue additional expense reductions during 2003. The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2003 and beyond. The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements. The Company owns shares of common stock in Oryxe Energy International, Inc. Management believes that some or all of which could be sold to provide additional working capital. There can be no assurance that such financing will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC’s financial instruments include cash and long-term debt. At March 31, 2003 and December 31, 2002, respectively the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates. It is PIC’s policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at March 31, 2003 and December 31, 2002, respectively.

The Company is exposed to market risk from changes in interest rates on borrowings under our credit facility entered into on February 26, 2003, which bears interest at the financial institution’s base index, which was 4.75% at March 31, 2003, plus 2.25%.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 7 of the notes to consolidated condensed financial statements.

Item 3. Defaults upon Senior Securities

Until February 26, 2003, the Company had a $5,000,000 credit facility with a financial institution. Such facility was collateralized by eligible accounts receivable and inventories. Interest was payable monthly at the default rate of the financial institution’s prime rate which was 4.25% at March 31, 2003, plus 7.00%, subject to a minimum interest charge of $50,000 per quarter. The credit facility contained certain defined net income and tangible net worth financial covenants. During the three month period ended March 31, 2003, the Company was in default with certain financial covenants under the credit agreement. The credit facility was terminated on February 26, 2003 and the outstanding loan balance and termination fees were paid in full.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

On March 6, 2003, the Company filed a Form 8-K relating to the appointment of Richard E. Solomon to the Board of Directors.

On March 11, 2003, the Company filed a Form 8-K relating to entering into a new $1.5 million credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION
Date: May 12, 2003	/s/ NICHOLAS ROSIER

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

6.

The registrant’s other certifying officers and I have indicated in thisquarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ ELTON ALDERMAN

Elton Alderman President & CEO

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

6.

The registrant’s other certifying officers and I have indicated in thisquarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ NICHOLAS ROSIER

Nicholas Rosier Chief Financial Officer/(Principal Financial Officer)