Form 10-Q
period 2003-06-30
PROLONG INTERNATIONAL CORP
filed 2003-08-08
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

There were 29,789,598 shares of the registrant’s common stock ($0.001 par value) outstanding as of August 8, 2003.

Page 1 of 18 pages
Exhibit Index on Sequentially Numbered Page 17

PROLONG INTERNATIONAL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Item 1.  Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,820	$261,623
Accounts receivable, net of allowance for doubtful accounts of $353,040 and $351,361 at June 30, 2003 and December 31, 2002, respectively	1,770,930	1,622,414
Inventories, net	532,538	512,595
Prepaid expenses, net	216,584	351,637
Advances to employees, current portion	27,805	46,497
Deferred tax asset	168,850	168,850

Total current assets	2,811,527	2,963,616
Property and equipment, net (Note 4)	283,595	329,985
Patents, net	390,244	426,829
Intangible assets, net	6,058,007	6,058,007
Deferred tax asset, noncurrent	1,076,279	1,376,279
Investment in affiliate	374,991	324,993
Other assets, net	156,492	169,975

TOTAL ASSETS	$11,151,135	$11,649,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$893,502	$981,388
Accrued expenses	597,316	409,163
Line of credit (Note 5)	920,967	863,592
Notes payable, current (Note 6)	626,391	291,577

Total current liabilities	3,038,176	2,545,720
Notes payable, noncurrent (Note 6)	477,665	592,481

Total liabilities	3,515,841	3,138,201
COMMITMENTS AND CONTINGENCIES (Note 1, 5, 6 and 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2003 and 2002, respectively	29,789	29,789
Additional paid-in capital	15,387,562	15,387,562
Accumulated deficit	(7,782,057)	(6,905,868)

Total stockholders’ equity	7,635,294	8,511,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,151,135	$11,649,684

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

NET REVENUES	$2,033,852	$2,487,312	$4,221,913	$5,373,237
COST OF GOODS SOLD	725,304	795,531	1,477,171	1,788,404

GROSS PROFIT	1,308,548	1,691,781	2,744,742	3,584,833
OPERATING EXPENSES:
Selling and marketing	958,057	982,722	1,814,660	2,007,866
General and administrative	629,276	673,131	1,370,585	1,431,538

Total operating expenses	1,587,333	1,655,853	3,185,245	3,439,404

OPERATING (LOSS) INCOME	(278,785)	35,928	(440,503)	145,429
OTHER INCOME (EXPENSE):
Interest expense	(90,422)	(98,085)	(204,105)	(199,116)
Interest income	18	41	37	1,524
Other income	35,358	55,270	68,382	108,871
Gain on sale of building	—	983,401	—	983,401

Total other (expense) income	(55,046)	940,627	(135,686)	894,680

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	(333,831)	976,555	(576,189)	1,040,109
EXTRAORDINARY ITEM – gain from forgiveness of debt, net of income taxes of $202,585 and $270,985 for the three and six month period ended June 30, 2002 (Note 1)	—	311,552	—	406,476

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(333,831)	1,288,107	(576,189)	1,446,585
PROVISION FOR INCOME TAXES	300,000	389,400	300,000	416,000

NET (LOSS) INCOME	$(633,831)	$898,707	$(876,189)	$1,030,585

NET (LOSS) INCOME PER SHARE
Basic and Diluted:
(Loss) income per share before extraordinary item	$(0.02)	$0.02	$(0.03)	$0.02
Extraordinary item	—	0.01	—	0.01

Net (loss) income	$(0.02)	$0.03	$(0.03)	$0.03

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	29,789,598	29,789,598	29,789,598	29,789,598

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(876,189)	$1,030,585
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from forgiveness of debt	—	(677,461)
Gain from sale of building	—	(983,401)
Sublease income from affiliate	(49,998)	(49,998)
Depreciation and amortization	92,154	150,316
Provision for doubtful accounts	1,679	—
Deferred taxes	300,000	686,985
Reserve for inventory obsolescence	(2,345)	2,838
Amortization of debt discount related to warrants issued to sub-debt creditors	65,170	—
Changes in assets and liabilities:
Accounts receivable	(150,195)	209,782
Inventories	(17,598)	173,219
Prepaid expenses	135,053	(1,335)
Other assets	13,483	1,677
Accounts payable	(87,886)	(859,057)
Accrued expenses	187,883	70,251

Net cash used in operating activities	(388,789)	(245,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,179)	(10,546)
Employee advances	18,692	15,428

Net cash provided by investing activities	9,513	4,882
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	260,000	314,329
Payments on notes payable	(104,902)	(24,491)
Net proceeds (payments) from line of credit	57,375	(331,260)
Deposits under sales contracts	—	(85,865)

Net cash provided by (used in) financing activities	212,473	(127,287)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(166,803)	(368,004)
CASH AND CASH EQUIVALENTS, beginning of period	261,623	466,453

CASH AND CASH EQUIVALENTS, end of period	$94,820	$98,449

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—

Interest paid	$137,084	$199,116

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
During the six month periods ended June 30, 2003 and 2002, the Company provided an affiliate with office space and recorded increases in other income and investment in affiliate of $49,998.

During the six month period ended June 30, 2002, the Company completed the sale of its corporate headquarters at a one-time net gain of $983,400.  The transaction resulted in a net decrease in property and equipment (land, building & improvements) of approximately $2,414,000 and reduced long-term liabilities, (notes payable & deposits under sales contracts) approximately $3,398,000.

See notes to consolidated condensed financial statements

Item 1.  Financial Statements

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

Management’s Plans Regarding Financial Results and Liquidity – At June 30, 2003, the Company had negative working capital of approximately $226,000 and an accumulated deficit of approximately $7,782,000.  The Company initiated vigorous expense-reduction strategies during the years 2001 and 2002 and continued this strategy during the first six months ended June 30, 2003.  During 2001, 2002 and during the first six months ended June 30, 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms.  The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002.  The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the year ended December 31, 2002.  During 2002, the Company raised additional working capital of $1,125,000 through a private placement offering of subordinated secured promissory notes to accredited investors.  During the first six months ended June 30, 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes to accredited investors.  If these measures are not adequate, the Company will pursue additional expense reductions during 2003.  The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements.  There can be no assurance that such financing will be available on favorable terms, or at all.  If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.  The Company owns shares of common stock in Oryxe Energy International, Inc.  Management believes that a portion could be sold to provide additional working capital (see Note 8).  Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong).  All intercompany accounts have been eliminated in consolidation.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the Form 10-K for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2003	December 31, 2002

	(Unaudited)
Raw materials	$320,800	$307,218
Finished goods	279,831	275,815
Obsolescence reserve	(68,093)	(70,438)

	$532,538	$512,595

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2003	December 31, 2002

	(Unaudited)
Computer equipment	$293,879	$284,700
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	17,953	17,953
Molds and dies	233,117	233,117

	1,352,277	1,343,098
Less accumulated depreciation	(1,068,682)	(1,013,113)

	$283,595	$329,985

5.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter.  The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms.  Such facility is collateralized by accounts receivable, inventory, equipment and other assets.  Interest is payable monthly at the financial institution’s base index, which was 4.75% at June 30, 2003, plus 2.25%.  Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000).  As of June 30 2003, $920,967 was outstanding under the credit facility.

6.	NOTES PAYABLE

Notes payable consist of the following as of June 30, 2003:

a)	Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$967,262
b)

Various convertible subordinated promissory notes payable to accredited investors bearing interest at 10% per annum that will accrue and be payable on September 30, 2003.  The convertible subordinated promissory notes are automatically convertible into new convertible promissory notes, which are convertible into shares of common stock of Oryxe Energy International, Inc., that may be issued by the Company prior to September 30, 2003.  In connection with this transaction the Company issued 30-month warrants to purchase up to an aggregate of 167,063 shares of Prolong’s common stock at $0.20 per share.

		260,000

		1,227,262
	Less current maturities	(626,391)

		600,871
	Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(123,206)

		$477,665

The following are annual minimal principal payments due under notes payable:

Year ending December 31,
2003	$446,407
2004	708,544
2005	72,311

$1,227,262

In connection with the Company’s issuance of the subordinated secured promissory notes described in (a) above, the Company issued warrants to purchase an aggregate of 2,250,000 shares of common stock to related note holders and warrants to purchase an aggregate of 247,000 shares of common stock as broker commissions.  Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years.  In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes.

7.	CONTINGENCIES

On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio.  The operative complaint alleges breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation.  Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from Defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc.  It remains undisputed that the EPL Defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987.  The court has ruled that the case can proceed as a class action.  The matter is set for mediation in September of 2003.  Management believes that there is no merit to the plaintiffs’ complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company’s financial position or results of operations.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business.  PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

On June 3, 2003, the Company entered into an “Infomercial Participation Agreement” with a non-related individual (Participant), in which the Company received $100,000 to be used towards the production of the infomercial.  In exchange the Participant shall receive a portion of the infomercial gross revenue, a credit for purchases of product and a warrant to purchase 100,000 shares of Prolong’s common stock at $0.18 per share.

8.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC.  In exchange PIC was issued common stock in PEEC.  In December 2001, PEEC was merged into ORYXE Energy International, Inc., a Delaware corporation (“ORYXE”) and PIC was issued ORYXE common stock as well as warrants to purchase additional shares of common stock.  The Company provided ORYXE with administrative and facilities services support in the amount of $224,991 during the period April 1, 2001 through June 30, 2003.  The Company’s contribution, and the services provided (total investment of $374,991), has been considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of ORYXE.  During the quarter ended June 30, 2003, the Company issued convertible promissory notes which are automatically convertible into new convertible promissory notes, which are convertible into a number of shares to be determined of common stock of Oryxe Energy International, Inc., that may be issued by the Company prior to September 30, 2003.

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

Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $109,756, in the accompanying consolidated condensed balance sheets.  Patents are amortized over their estimated useful lives of 15 years.  Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

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

Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Six Months Ended June 30, 2003	2002

Net (loss) income, as reported	$(876,189)	$(380,436)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(41,400)	(82,956)

Net (loss) income, pro forma	$(917,589)	$(463,392)

Earnings (loss) per share:
Basic and diluted – as reported	$(0.03)	$(0.01)
Basic and diluted – pro forma	$(0.03)	$(0.02)

Effective June 4, 1997, the Company adopted the Prolong International Corporation 1997 Stock Incentive Plan (the “Plan”).  Under the Plan, the Company may grant nonqualified or incentive stock options for the benefit of qualified employees, officers, directors, consultants and other service providers.  On June 26, 2002, the Company’s stockholders approved an increase of 1,500,000 shares of common stock issuable under the Plan, bringing the total number of authorized shares to 4,000,000.  The term of the option is fixed by the administrator of the Plan, but no option may be exercisable more than 10 years after the date of grant.

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share

OUTSTANDING, December 31, 2001	913,500	$0.51
Granted	1,482,500	$0.10
Canceled	(329,500)	$0.70
Exercised	0	—

OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	0	—
Canceled	(186,000)	$0.19
Exercised	0	—

OUTSTANDING, June 30, 2003	1,880,500	$0.19

Outstanding options vest over periods ranging from one to five years.  During the six months ended June 30, 2003, there were no options issued by the Company to either outside consultants or employees.

As of June 30, 2003, options to purchase 731,625 shares of common stock were exercisable.

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

Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and other periodic and current reports filed with the Securities and Exchange Commission.  In particular, there are certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2002, which risk factors are hereby incorporated into this report by this reference.  As a result, the actual results may differ materially from those projected in the forward looking statements.

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

RESULTS OF OPERATIONS

	Percentage of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	35.7	32.0	35.0	33.3

Gross profit	64.3	68.0	65.0	66.7
Selling and marketing expenses	47.1	39.5	43.0	37.4
General and administrative expenses	30.9	27.1	32.4	26.6

Operating (loss) income	(13.7)	1.4	(10.4)	2.7
Other (expense) income	(2.7)	37.8	(3.2)	16.7

(Loss) income before extraordinary item and provision for income taxes	(16.4)	39.2	(13.6)	19.4
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	12.5	—	7.6

(Loss) income before provision income taxes	(16.4)	51.7	(13.6)	27.0
Provision for income taxes	14.8	15.6	7.1	7.8

Net (loss) income	(31.2)	36.1	(20.7)	19.2

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Net revenues for the three months ended June 30, 2003 were approximately $2,034,000 as compared to approximately $2,487,000 for the comparable period of the prior year, a decrease of $453,000 or 18.2%.  Revenues for the three month period ended June 30, 2003 were derived from retail sales of $1,774,000 and international and other sales of $260,000.  Revenues for the three month period ended June 30, 2002 were derived from retail sales of $2,231,000, and international and other sales of $256,000.

During the second quarter of 2003, retail sales were 87.2% of total revenues while international and other sales comprised 12.8% of total revenues.  During the second quarter of 2002, retail sales were 89.7% of total revenues while international and other sales comprised 10.3% of total revenues.  The lower retail sales for the period ended June 30, 2003 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $457,000.  The lubricant retail sales decline is attributable to a soft market for specialty lubricants, competitive factors, reduced advertising exposure and general economic factors.

Cost of goods sold for the three months ended June 30, 2003 was approximately $725,000 as compared to $796,000 for the comparable period of the prior year, a decrease of $71,000 or 8.9%.  As a percentage of net revenues, cost of goods sold increased from 32.0% for the three months ended June 30, 2002 to 35.7% for the three months ended June 20, 2003.  The increase in cost of goods as a percentage of sales was mainly attributable to product mix.

Selling and marketing expenses of $958,000 for the three months ended June 30, 2003 represented a decrease of $25,000 over the comparable period of the prior year.  This decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, advertising and a reduction in personnel.  Selling and marketing expenses as a percentage of sales were 47.1% for the three months ended June 30, 2002 versus 39.5% for the comparable period of the previous year due to the decrease in sales during the period.

General and administrative expenses for the three months ended June 30, 2003 were approximately $629,000 as compared to $673,000 for the three months ended June 30, 2002, a decrease of $44,000 or 6.5%.  As a percentage of net revenues, general and administrative expenses increased from 27.1% for the three months ended June 30, 2002 as compared to 30.9% for the comparable period in 2003.  Even though the aggregate expenses declined during the period, the percentage of net revenues increased due to the decrease in sales during the second quarter of 2003.

Interest expense of $90,000 for the three months ended June 30, 2003 represented a decrease of $8,000 over the comparable period in 2002. The decrease is attributable to a noncash charge of $33,000 for the unammortized debt discount on the subordinated secured promissory notes, which was offset by decreases in the interest rate relating to the credit facility.  Other income for the three months ended June 30, 2003 was $35,500 as compared to $55,300 for the three months ended June 30, 2002, a decrease of $19,800.  This decrease was the result of reduced income from subletting of a portion of our facilities.  Gain on sale of building for the three months ended June 30, 2002 in the amount of $983,400 represents the one-time net gain on the sale of the Company’s corporate headquarters.

Extraordinary item – gain from forgiveness of debt, net of income taxes for the three months ended June 30, 2003 was none as compared to $311,500 for the three months ended June 30, 2002.  The gain in the prior period resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program” discussed elsewhere in this report.

The provision for income taxes was $300,000 for the three months ended June 30, 2003, even though the Company reported a net loss for the period.  The provision results from an increase in the valuation allowance of $300,000 recorded against a portion of the Company’s deferred tax assets.  Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the three month period ended June 30, 2003 was approximately $(634,000) as compared to a net income of approximately $899,000 for the comparable period in the prior year, a decrease of $1,533,000.  The decrease is a result of the factors discussed above.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net revenues for the six months ended June 30, 2003 were approximately $4,222,000 as compared to approximately $5,373,000 for the comparable period in the prior year, a decrease of $1,151,000 or 21.4%.  Revenues for the six month period ended June 30, 2003 were derived from retail sales of $3,709,000 and international and other sales of $513,000.  Revenues for the six month period ended June 30, 2002 were derived from retail sales of $4,817,000 and international and other sales of $556,000.

For the six-month period ended June 30, 2003, retail sales were 87.8% of total revenues while international and other sales comprised 12.2% of total revenues.  During the comparable period in 2002, retail sales were 89.7% of total revenues while international and other sales comprised 10.3% of total revenues.  The lower retail sales for the six month period ended June 30, 2003 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $1,108,000.  The lubricant retail sales decline is attributable to a soft market for specialty lubricants, competitive factors, reduced advertising exposure, and general economic factors.

Cost of goods sold for the six months ended June 30, 2003 was approximately $1,477,000 as compared to $1,788,000 for the comparable period of the prior year, a decrease of $311,000 or 17.4%.  As a percentage of net revenues, cost of goods sold increased from 33.3% for the six months ended June 30, 2002 to 35.0% for the six months ended June 30, 2003.  The increase in cost of goods sold, as a percentage of sales was mainly attributable to product mix.

Selling and marketing expenses of $1,815,000 for the six months ended June 30, 2003 represented a decrease of $193,000 over the comparable period of the prior year.  This decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, advertising and a reduction in personnel.  Selling and marketing expenses, as a percentage of net revenues were 43.0% for the six months ended June 30, 2003 versus 37.4% for the comparable period of the previous year.

General and administrative expenses for the six months ended June 30, 2003 were approximately $1,371,000 as compared to $1,432,000 for the six months ended June 30, 2002, a decrease of $61,000 or 4.3%.  As a percentage of net revenues, general and administrative expenses increased from 26.6% for the six months ended June 30, 2002 as compared to 32.4% for the comparable period in 2003.  Even though the aggregate expenses declined during the period, the percentage of net revenues increased due to decrease in sales during the first six months of 2003.

Interest expense of $204,000 for the six months ended June 30, 2003 represented an increase of $5,000 over the comparable period in 2002. The increase is attributable to a noncash charge of $66,000 for the unamortized debt discount on the subordinated secured promissory notes, which was partially offset by decreases in the interest rate relating to the credit facilities.  Other income for the six months ended June 30, 2003 was $68,400 as compared to 108,900 for the six months ended June 30, 2002.  This decrease was the result of reduced income from subletting of a portion or our facilities.  Gain on sale of building for the six months ended June 30, 2002 in the amount of $983,400 represents the one-time net gain on the sale of the Company’s corporate headquarters.

Extraordinary item – gain from forgiveness of debt, net of income taxes for the six months ended June 30, 2003 was none as compared to $406,500 for the six months ended June 30, 2002.  The gain in the prior period resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program”.

The provision for income taxes was $300,000 for the six months ended June 30, 2003, even though the Company reported a net loss for the period.  The provision results from an increase in the valuation allowance of $300,000 recorded against a portion of the Company’s deferred tax assets.  Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the six month period ended June 30, 2003 was approximately $(876,000) as compared to a net income of approximately $1,031,000 for the comparable period in the prior year, a decrease of $1,907,000.  The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had negative working capital of approximately $226,000 as compared to a positive balance of $418,000 at December 31, 2002, representing a decrease of $644,000.  Cash used in operating activities during the six month period ended June 30, 2003, was $390,400, primarily consisting of a decrease in accounts payable, and an increase in accounts receivable, which was partially offset by an increase in accrued expenses and decreases in prepaid expenses and deferred taxes.  Additionally, the Company generated cash of $9,513 from investing activities and generated cash of $214,055 from financing activities which were primarily payments on outstanding subordinated secured promissory notes offset by proceeds from the credit facility entered into on February 26, 2003 and proceeds of $260,000 from the convertible subordinated promissory notes issued in June 2003.

Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter.  The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms.  Such facility is collateralized by accounts receivable, inventory, equipment and other assets.  Interest is payable monthly at the financial institution’s base index, which was 4.75% at June 30, 2003, plus 2.25%.  Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000).  As of June 30, 2003, $920,967 was outstanding under the credit facility.

At June 30, 2003, the Company had a negative working capital of approximately $226,000 and, an accumulated deficit of approximately $7,782,000.  The Company initiated vigorous expense-reduction strategies during the years 2001, 2002 and during the first six months ended June 30, 2003.  During 2001, 2002 and during the first six months ended June 30, 3003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses.  Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms.  The Company initiated an “Accounts Payable Discounted Debt Restructure Program” which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002.  The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the year ended December 31, 2002.  During 2002, the Company raised additional working capital of $1,125,000 through a private placement offering of subordinated secured promissory notes to accredited investors.  During the first six months ended June 30, 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes to accredited investors.  If the aforementioned measures are not adequate, the Company will pursue additional expense reductions during 2003.  The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2003 and beyond.  The Company is continuing to seek financing on favorable terms, including senior secured debt, subordinated debt and/or equity placements.  The Company owns shares of common stock in Oryxe Energy International, Inc.  Management believes that a portion could be sold to provide additional working capital (see Note 8).  There can be no assurance that such financing will be available on favorable terms, or at all.  If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.  Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC’s financial instruments include cash and long-term debt.  At June 30, 2003 and December 31, 2002, respectively the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates.  It is PIC’s policy not to enter into derivative financial instruments.  PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies.  Due to this, PIC did not have significant overall currency exposure at June 30, 2003 and December 31, 2002, respectively.

The Company is exposed to market risk from changes in interest rates on borrowings under its credit facility entered into on February 26, 2003, which bears interest at the financial institution’s base index, which was 4.75% at June 30, 2003, plus 2.25%.

ITEM 4:

CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “1934 Act”) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the 1934 Act.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PROLONG INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 7 of the notes to consolidated condensed financial statements.

Item 2.  Changes in Securities and Use of Proceeds

On June 5, 2003, the Company issued warrants to purchase an aggregate of 167,063 shares of common stock in connection with the sale and issuance of an aggregate principal amount of $260,000 of convertible subordinated promissory notes to a total of eleven accredited investors.  The warrants have a thirty month term and entitle the holder to acquire shares of the Company’s common stock at a price of $0.20 per share.  Additionally, each warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder. The convertible subordinated promissory notes are automatically convertible into new convertible promissory notes, which are convertible into shares of common stock of Oryxe Energy International, Inc., that may be issued by the Company prior to September 30, 2003.  The proceeds received by the Company from the sale of the convertible subordinated promissory notes were used for general corporate purposes.

On June 19, 2003, the Company issued a warrant to purchase 100,000 shares of common stock in connection with an agreement with a third party to provide marketing and related services to the Company.  The warrant has a five year term and entitles the holder to acquire shares of the Company’s common stock at a price of $0.18 per share, subject to adjustment for certain dilutive issuances.  The warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder.

The sales of each of the warrants and convertible subordinated promissory notes described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on Section 4(2) of the 1933 Act or Regulation D promulgated thereunder.  The Company has reason to believe that each purchaser was familiar with or had access to information concerning the operations and financial condition of the Company, and each purchaser represented that it was an accredited investor and was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  At the time of the issuances, each of the warrants and the convertible subordinated promissory notes were deemed to be restricted securities for purposes of the 1933 Act and the instruments representing such securities (and the share certificates to be issued upon exercise of the warrants) bear legends to that effect.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 3, 2003, the Company filed a Form 8-K relating to the issuance of the financial press release for the fiscal year ended December 31, 2002.

On May 13, 2003, the Company filed a Form 8-K relating to the issuance of the financial press release for the first quarter ended March 31, 2003.

On May 23, 2003, the Company filed a Form 8-K relating to the resignation of Gregory W. Orlandella and Gerry L. Martin from the Board of Directors.

On June 11, 2003, the Company filed a Form 8-K relating to the appointment of Anthony Azavedo to the Board of Directors.

On June 16, 2003, the Company filed a Form 8-K relating to obtaining a short-term loan from certain accredited investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: August 8, 2003	/s/ NICHOLAS M. ROSIER

Nicholas M. Rosier Chief Financial Officer (Principal Financial Officer)