Form 10-Q
period 2003-09-30
PROLONG INTERNATIONAL CORP
filed 2003-11-13
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐   No ☒

There were 29,789,598 shares of the registrant’s common stock ($0.001 par value) outstanding as of November 13, 2003.

Page 1 of 19 pages

Exhibit Index on Sequentially Numbered Page 18

PROLONG INTERNATIONAL CORPORATION

FORM 10-Q

Item 1.  Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,097	$261,623
Accounts receivable, net of allowance for doubtful accounts of $273,040 and $351,361 at September 30, 2003 and December 31, 2002, respectively	1,483,073	1,622,414
Note receivable, current portion	20,000	—
Inventories, net	515,730	512,595
Prepaid expenses, net	330,015	351,637
Advances to employees, current portion	23,660	46,497
Deferred tax asset	168,850	168,850

Total current assets	2,594,425	2,963,616
Property and equipment, net (Note 4)	258,024	329,985
Patents, net	371,951	426,829
Intangible assets, net	6,058,007	6,058,007
Deferred tax asset, noncurrent	586,279	1,376,279
Investment in affiliate	271,044	324,993
Other assets, net	476,856	169,975

TOTAL ASSETS	$10,616,586	$11,649,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,158,061	$981,388
Accrued expenses	566,570	409,163
Line of credit (Note 5)	857,393	863,592
Notes payable, current (Note 6)	660,306	291,577

Total current liabilities	3,242,330	2,545,720
Notes payable, noncurrent (Note 6)	132,079	592,481

Total liabilities	3,374,409	3,138,201
COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 6 and 7)) STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2003 and 2002, respectively	29,789	29,789
Additional paid-in capital	15,450,854	15,387,562
Accumulated deficit	(8,238,466)	(6,905,868)

Total stockholders’ equity	7,242,177	8,511,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,616,586	$11,649,684

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET REVENUES	$2,223,794	$2,627,994	$6,445,707	$8,001,231
COST OF GOODS SOLD	769,836	933,626	2,247,007	2,722,030

GROSS PROFIT	1,453,958	1,694,368	4,198,700	5,279,201

OPERATING EXPENSES:
Selling and marketing	824,717	974,343	2,639,377	2,982,209
General and administrative	632,431	638,521	2,003,016	2,070,059

Total operating expenses	1,457,148	1,612,864	4,642,393	5,052,268

OPERATING (LOSS) INCOME	(3,190)	81,504	(443,693)	226,933

OTHER INCOME (EXPENSE):
Interest expense	(93,973)	(71,213)	(298,078)	(270,329)
Interest income	5,786	341	5,823	1,865
Other income	124,968	39,939	193,350	148,810
Gain on sale of building	—	—	—	983,401

Total other income (expense)	36,781	(30,933)	(98,905)	863,747

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PROVISION OF INCOME TAXES	33,591	50,571	(542,598)	1,090,680

EXTRAORDINARY ITEM – gain from forgiveness of debt, net of income taxes of $270,985 for the nine month period ended September 30, 2002 (Note 1)	—	—	—	406,476

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	33,591	50,571	(542,598)	1,497,156
PROVISION FOR INCOME TAXES	490,000	20,000	790,000	436,000

NET (LOSS) INCOME	$(456,409)	$30,571	$(1,332,598)	$1,061,156

NET (LOSS) INCOME PER SHARE
Basic and Diluted:
(Loss) income per share before extraordinary item	$(0.01)	$0.00	$(0.04)	$0.02
Extraordinary item	—	—	—	$0.01

Net (loss) income	$(0.01)	$0.00	$(0.04)	$0.03

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	29,789,598	29,789,598	29,789,598	29,789,598

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,332,598)	$1,061,156
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain from forgiveness of debt	—	(677,461)
Gain from sale of building	—	(983,401)
Sublease income from affiliate	(58,331)	(74,997)
Depreciation and amortization	137,882	195,747
Provision for doubtful accounts	(78,321)	—
Deferred taxes	790,000	936,951
Reserve for inventory obsolescence	(23,250)	2,838
Gain from conversion of notes payable sub-debt	(92,833)	—
Amortization of debt discount related to warrants issued to sub-debt creditors	97,755	—
Write-off in connection with accounts receivable conversion to note receivable	80,000	—
Changes in assets and liabilities:
Accounts receivable	(209,775)	380,761
Note receivable	4,000	—
Inventories	20,115	169,837
Prepaid expenses	21,622	(161,567)
Prepaid television time	—	(30,500)
Other assets	16,556	27,511
Accounts payable	176,673	(959,330)
Accrued expenses	165,812	114,515

Net cash (used in) provided by operating activities	(284,693)	2,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,043)	(12,574)
Employee advances	22,837	20,010

Net cash provided by investing activities	11,794	7,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	260,000	338,230
Payments on notes payable sub-debt	(189,428)	(24,491)
Net proceeds (payments) on line of credit from bank	(6,199)	(621,659)
Deposits under sales contracts	—	(85,865)

Net cash provided by (used in) financing activities	64,373	(393,785)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(208,526)	(384,289)

CASH AND CASH EQUIVALENTS, beginning of period	261,623	466,453

CASH AND CASH EQUIVALENTS, end of period	$53,097	$82,164

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$—

Interest paid	$200,323	$270,329

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2003, the Company provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $58,331.

The Company also converted $427,437 of accounts receivable to a $347,437 note receivable and recorded a related charge of $80,000.

The holders of $260,000 of notes payable sub-debt converted their notes, $8,000 of accrued interest thereon, and warrants to purchase 167,063 shares of the Company’s common stock at $0.20 per share into 767,000 shares of Oryxe Energy International common stock with a net book value of $112,000 and warrants to purchase 400,000 shares of the Company’s common stock at $0.09 per share with an estimated fair value of $63,000. In connection with this transaction, the Company recognized a gain upon conversion of the notes of $93,000.

During the nine month period ended September 30, 2002, the Company completed the following transactions:

Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $74,997.

Completed the sale of its corporate headquarters at a one time-net gain of $983,400. The transaction resulted in a net decrease in property and equipment (land, building & improvements) of approximately $2,414,000 and reduced long-term liabilities, (notes payable & deposits under sales contracts) of approximately $3,398,000.

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

Management’s Plans Regarding Financial Results and Liquidity – At September 30, 2003, the Company had negative working capital of approximately $648,000 and an accumulated deficit of approximately $8,238,500. The Company initiated vigorous expense-reduction strategies during the years 2001 and 2002 and continued this strategy during the first nine months ended September 30, 2003. During 2001, 2002 and during the first nine months ended September 30, 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recognized a one-time gain of $983,400, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During the first nine months ended September 30, 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes to accredited investors (see Note 8). If these measures are not adequate, the Company will pursue additional expense reductions during 2003. The Company is continuing to seek financing on favorable terms, including subordinated debt and/or equity placements. There can be no assurance that such financing will be available on favorable terms, or at all. The Company has executed a Term Sheet with an investment firm to sell and issue $2,500,000 in new secured promissory notes. The Company anticipates that this transaction will close before the end of November 2003 (see Note 11). If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 8). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Form 10-K for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$313,648	$307,218
Finished goods	249,270	275,815
Obsolescence reserve	(47,188)	(70,438)

	$515,730	$512,595

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
Computer equipment	$293,879	$284,700
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	19,817	17,953
Molds and dies	233,117	233,117

	1,354,141	1,343,098
Less accumulated depreciation	(1,096,117)	(1,013,113)

	$258,024	$329,985

5.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at September 30, 2003, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000). As of September 30, 2003, $857,393 was outstanding under the credit facility.

6.    NOTES PAYABLE

Notes payable consist of the following as of September 30, 2003:

a)	Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$883,007

	Less current maturities	(660,306)

		222,701
	Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(90,622)

		$132,079

The following are annual minimal principal payments due under notes payable:

Year ending December 31,
2003	$102,152
2004	708,544
2005	72,311

$883,007

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

7.    CONTINGENCIES

Legal Proceedings – On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleges breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from Defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc. It remains undisputed that the EPL Defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987. The court has ruled that the case can proceed as a class action. Management believes that there is no merit to the plaintiffs’ complaint, is vigorously defending against the claims, and does not believe the outcome will have a material adverse affect on the Company’s financial position or results of operations.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

Other – On June 3, 2003, the Company entered into an “Infomercial Participation Agreement” with a non-related individual (Participant), in which the Company received $100,000 to be used towards the production of the infomercial. In exchange the Participant shall receive a portion of the infomercial gross revenue, a credit for purchases of product and a warrant to purchase 100,000 shares of Prolong’s common stock at $0.18 per share.

8.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued common stock in PEEC. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”) and PIC was issued Oryxe common stock as well as warrants to purchase additional shares of common stock. The Company provided Oryxe with administrative and facilities services support in the amount of $233,324 during the period April 1, 2001 through July 31, 2003. The Company’s contribution, and the services provided (total investment of $383,324), has been considered a capital contribution for PEEC in return for approximately 10% of the issued and outstanding common stock of Oryxe. During the quarter ended June 30, 2003, the Company issued convertible promissory notes which are automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. The transaction reduced the Company’s investment in Oryxe to $271,044, which represents an approximate 7% interest in Oryxe.

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

Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $128,049, in the accompanying consolidated condensed balance sheets. Patents are amortized over their estimated useful lives of 15 years. Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

10.	STOCK OPTIONS

SFAS No. 123 and No. 148 require the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. The Company has adopted certain required provisions of this standard for nonemployee transactions. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended September 30, 2003	2002
Net (loss) income, as reported	$(1,332,598)	$(380,436)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(62,100)	(82,956)

Net (loss) income, pro forma	$(1,394,698)	$(463,392)

Earnings (loss) per share:
Basic and diluted – as reported	$(0.04)	$(0.01)
Basic and diluted – pro forma	$(0.05)	$(0.02)

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2001	913,500	$0.51
Granted	1,482,500	$0.10
Canceled	(329,500)	$0.70
Exercised	0	—

OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	0	—
Canceled	(186,000)	$0.19
Exercised	0	—

OUTSTANDING, September 30, 2003	1,880,500	$0.19

Outstanding options vest over periods ranging from one to five years. During the nine months ended September 30, 2003, there were no options issued by the Company to either outside consultants or employees.

As of September 30, 2003, options to purchase 731,625 shares of common stock were exercisable.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model that considers various weighted average assumptions, including dividend yields, expected volatility of Company stock, risk-free interest rates, and expected option life.

11.	SUBSEQUENT EVENT

On September 29, 2003, the Company entered into a “Term Sheet and or a Proposal Letter” with an investment firm (“the Lenders”) to provide up to $2,500,000 in working capital financing to Prolong Super Lubricants, Inc. (“Borrower”) through the issuance of secured promissory notes. This Proposal Letter does not constitute a binding commitment. Any commitment on the part of the Lenders to provide financing on the agreed terms is subject to, among other things the execution and delivery of definitive legal documents mutually agreed to by the parties and completion of due diligence satisfactory to the Lender. The Company anticipates that this transaction will be completed before the end of November 2003, although there can be no assurance that the transaction will be consummated by such date or at all.

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

RESULTS OF OPERATIONS

	Percentage of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	34.6	35.5	34.9	34.0

Gross profit	65.4	64.5	65.1	66.0
Selling and marketing expenses	37.1	37.1	40.9	37.3
General and administrative expenses	28.4	24.3	31.1	25.9

Operating (loss) income	(0.1)	3.1	(6.9)	2.8
Other income (expense)	1.7	(1.2)	(1.5)	10.8

Income (loss) before extraordinary item and provision for income taxes	1.6	1.9	(8.4)	13.6
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	—	—	5.1

Income (loss) before provision for income taxes	1.6	1.9	(8.4)	18.7
Provision for income taxes	(22.0)	0.8	(12.3)	5.4

Net (loss) income	(20.4)	1.1	(20.7)	13.3

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Net revenues for the three months ended September 30, 2003 were approximately $2,224,000 as compared to approximately $2,628,000 for the comparable period of the prior year, a decrease of $404,000 or 15.4%. Revenues for the three month period ended September 30, 2003 were derived from retail sales of $1,879,000 and international and other sales of $345,000. Revenues for the three month period ended September 30, 2002 were derived from retail sales of $2,269,000, and international and other sales of $359,000.

During the third quarter of 2003, retail sales were 84.5% of total revenues while international and other sales comprised 15.5% of total revenues. During the third quarter of 2002, retail sales were 86.3% of total revenues while international and other sales comprised 13.7% of total revenues. The lower retail sales for the period ended September 30, 2003 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $390,000. The lubricant retail sales decline is attributable to a soft market for specialty lubricants, competitive factors and reduced advertising exposure and general economic factors.

Cost of goods sold for the three months ended September 30, 2003 was approximately $770,000 as compared to $934,000 for the comparable period of the prior year, a decrease of $164,000 or 17.6%. As a percentage of net revenues, cost of goods sold decreased from 35.5% for the three months ended September 30, 2002 to 34.6% for the three months ended September 30, 2003. The decrease in cost of goods as a percentage of sales was mainly attributable to mix of products sold during such period.

Selling and marketing expenses of $825,000 for the three months ended September 30, 2003 represented a decrease of $149,000 over the comparable period of the prior year. This decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, advertising and a reduction in personnel. Selling and marketing expenses as a percentage of sales were 37.1% for the three months ended September 30, 2003 versus 37.1% for the comparable period of the previous year.

General and administrative expenses for the three months ended September 30, 2003 were approximately $632,000 as compared to $639,000 for the three months ended September 30, 2002, a decrease of $7,000 or 1.1%. As a percentage of net revenues, general and administrative expenses increased from 24.3% for the three months ended September 30, 2002 as compared to 28.4% for the comparable period in 2003. Even though the aggregate expenses declined during the period, the percentage of net revenues increased due to decrease in sales during the three month period ended September 30, 2003.

Interest expense of $94,000 for the three months ended September 30, 2003 represented an increase of $23,000 over the comparable period in 2002. The increase is attributable to a noncash charge of $33,000 for the unammortized debt discount on the subordinated secured promissory notes, which was offset by decreases in the interest rate relating to the credit facility. Other income for the three months ended September 30, 2003 was $125,000 as compared to $40,000 for the three months ended September 30, 2002, an increase of $85,000. This increase was the result of a one-time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International Inc., for the relief of $260,000 of subordinated notes payable, offset by reduced income from subletting a portion of our facilities.

The provision for income taxes was $490,000 for the three months ended September 30, 2003, even though the Company reported net income before provision for income taxes of $33,591 for the period. The provision results from an increase in the valuation allowance of $490,000 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the three month period ended September 30, 2003 was approximately $456,000 as compared to a net income of approximately $30,600 for the comparable period in the prior year, an decrease of $486,600. The decrease is a result of the factors discussed above.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Net revenues for the nine months ended September 30, 2003 were approximately $6,446,000 as compared to approximately $8,001,000 for the comparable period in the prior year, a decrease of $1,555,000 or 19.4%. Revenues for the nine month period ended September 30, 2003 were derived from retail sales of $5,581,000 and international and other sales of $865,000. Revenues for the nine month period ended September 30, 2003 were derived from retail sales of $7,083,000 and international and other sales of $918,000.

For the nine-month period ended September 30, 2003, retail sales were 86.6% of total revenues while international and other sales comprised 13.4% of total revenues. During the comparable period in 2002, retail sales were 88.5% of total revenues while international and other sales comprised 11.5% of total revenues. The lower retail sales for the nine month period ended September 30, 2003 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $1,490,000. The lubricant retail sales decline is attributable to a soft market for specialty lubricants, competitive factors, reduced advertising exposure and general economic factors.

Cost of goods sold for the nine months ended September 30, 2003 was approximately $2,247,000 as compared to $2,722,000 for the comparable period of the prior year, a decrease of $475,000 or 17.4%. As a percentage of net revenues, cost of goods sold increased from 34.0% for the nine months ended September 30, 2002 to 34.9% for the nine months ended September 30, 2003. The increase in cost of goods sold, as a percentage of sales was mainly attributable to mix of products during such period.

Selling and marketing expenses of $2,639,000 for the nine months ended September 30, 2003 represented a decrease of $343,000 over the comparable period of the prior year. This decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, advertising and a reduction in personnel Selling and marketing expenses as a percentage of revenues were 40.9% for the nine months ended September 30, 2003 versus 37.3% for the comparable period of the previous year. Even though the aggregate expenses declined during the period, the percentage of net revenues increased due to decrease in sales during the first nine months of 2003.

General and administrative expenses for the nine months ended September 30, 2003 were approximately $2,003,000 as compared to $2,070,000 for the nine months ended September 30, 2002, a decrease of $67,000 or 3.2%. As a percentage of net revenues, general and administrative expenses increased from 25.9% in 2002 to 31.1% in 2003. Even though the aggregate expenses declined during the period, the percentage of net revenues increased due to a decrease in sales during the first nine months of 2003.

Interest expense of $298,000 for the nine months ended September 30, 2003 represented an increase of $28,000 over the comparable period in 2002. The increase is attributable to a noncash charge of $99,000 for the unamortized debt discount on the subordinated secured promissory notes, which was partially offset by decreases in the interest rate relating to the credit facilities. Other income for the nine months ended September 30, 2003 was $193,000 as compared to $149,000 for the nine months ended September 30, 2002. This increase was the result of the one time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International Inc., for the relief of $260,000 of subordinated notes payable, offset by reduced income from subletting a portion of our facilities. Gain on sale of building for the nine months ended September 30, 2002 in the amount of $983,400 represents the one-time net gain on the sale of the Company’s corporate headquarters.

Extraordinary item – gain from forgiveness of debt, net of income taxes for the nine months ended September 30, 2003 was none as compared to $406,000 for the nine months ended September 30, 2002. The gain in the prior period resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program”.

The provision for income taxes was $790,000 for the nine months ended September 30, 2003, even though the Company reported a net loss for the period. The provision results from an increase in the valuation allowance of $790,000 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the nine month period ended September 30, 2003 was approximately $1,333,000 as compared to a net income of approximately $1,061,000 for the comparable period in the prior year, a decrease of $2,394,000. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had negative working capital of approximately $648,000 as compared to a positive balance of $418,000 at December 31, 2002, representing a decrease of $1,066,000. Cash used in operating activities during the nine month period ended September 30, 2003, was $284,693, primarily consisting of an increase in accounts receivable which was partially offset by decreases in deferred taxes and an increase in accounts payable and accrued expenses. Additionally, the Company generated cash of $11,794 from investing activities and generated cash of $64,373 from financing activities, primarily consisting of proceeds of $260,000 from the convertible subordinated promissory notes issued in June 2003, offset by payments on outstanding subordinated secured promissory notes.

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at September 30, 2003, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee of 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee of 0.75% of the purchasing limit (which limit is currently $1,500,000). As of September 30, 2003, $857,393 was outstanding under the credit facility.

At September 30, 2003, the Company had a negative working capital of approximately $648,000 and, an accumulated deficit of approximately $8,238,500. The Company initiated vigorous expense-reduction strategies during the years 2001, 2002 and during the first nine months ended September 30, 2003. During 2001, 2002 and during the first nine months ended September 30, 3003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company initiated an “Accounts Payable Discounted Debt Restructure Program” which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recognized a one-time gain of $983,400 on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During the first nine months ended September 30, 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes to accredited investors. If the aforementioned measures are not adequate, the Company will pursue additional expense reductions during 2003. The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2003 and beyond. The Company is continuing to seek financing on favorable terms, including subordinated debt and/or equity placements. The Company has executed a Term Sheet with an investment firm to sell and issue $2,500,000 in new secured promissory notes. The Company anticipates that this transaction will close before the end of November 2003 (see Note 11). Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 8). There can be no assurance that such financing will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PIC’s financial instruments include cash and long-term debt. At September 30, 2003 and December 31, 2002, respectively the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates. It is PIC’s policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at September 30, 2003 and December 31, 2002, respectively.

The Company is exposed to market risk from changes in interest rates on borrowings under its credit facility entered into on February 26, 2003, which bears interest at the financial institution’s base index, which was 4.75% at September 30, 2003, plus 2.25%.

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

Item 2.    Changes in Securities and Use of Proceeds

On June 5, 2003, the Company issued warrants to purchase an aggregate of 167,063 shares of common stock in connection with the sale and issuance of an aggregate principal amount of $260,000 of convertible subordinated promissory notes to a total of eleven accredited investors. The warrants have a thirty month term and entitle the holder to acquire shares of the Company’s common stock at a price of $0.20 per share. Additionally, each warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder. The convertible subordinated promissory notes are automatically convertible into new convertible promissory notes, which are convertible into shares of common stock of Oryxe Energy International, Inc., that may be issued by the Company prior to September 30, 2003. The proceeds received by the Company from the sale of the convertible subordinated promissory notes were used for general corporate purposes. On September 30, 2003 the Company cancelled the notes in exchange for (a) the transfer of 766,875 shares of Oryxe Common Stock owned by the Company to the investors (b) the issuance of warrants to purchase 232,937 shares of Common Stock of the Company at a price of $0.09 per share and (c) the amendment to the per share purchase price of the original warrants from $0.20 to $0.09.

The sales of each of the warrants described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on Section 4(2) of the 1933 Act or Regulation D promulgated thereunder. The Company has reason to believe that each purchaser was familiar with or had access to information concerning the operations and financial condition of the Company, and each purchaser represented that it was an accredited investor and was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof. At the time of the issuances, each of the warrants and the convertible subordinated promissory notes were deemed to be restricted securities for purposes of the 1933 Act and the instruments representing such securities (and the share certificates to be issued upon exercise of the warrants) bear legends to that effect.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On August 11, 2003, the Company filed a Current Report on Form 8-K to report the announcement of the financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: November 13, 2003	/s/ NICOLAAS ROSIER

Nicolaas Rosier Chief Financial Officer (Principal Financial Officer)