Form 10-K
period 2003-12-31
PROLONG INTERNATIONAL CORP
filed 2004-04-14
CIK 1016965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

***

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-22803

PROLONG INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	74-2234246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Thomas, Irvine, California 92618

(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 587-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2003 the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sales price of $0.18 per share of Common Stock on June 30, 2003, was approximately $5,362,000.

The number of outstanding shares of the Registrant’s Common Stock as of April 5, 2004 was 29,789,598.

Exhibit Index on Sequentially Numbered Page 73

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

General Description of Business

Prolong International Corporation (the “Registrant” or “PIC”) is a Nevada corporation that was incorporated on August 24, 1981. On December 4, 1998, PIC formed Prolong International Holdings Ltd. (“PIHL”), a Cayman Islands company, as a wholly-owned subsidiary. On the same day, PIHL formed Prolong International Ltd. (“PIL”), a Cayman Islands company, as its wholly-owned operating subsidiary. PIC, through PSL, PIHL and PIL (referred to collectively in the operational context with PIC as “Prolong” or the “Company” except for Part III, in which the Company shall refer solely to PIC), is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment (“AFMT”).

On February 5, 1998, PIC entered into a definitive agreement with EPL Pro-Long, Inc., a California Corporation (“EPL”), under which PIC purchased the business assets of EPL. Under the terms of the agreement, PIC purchased the principal assets and assumed certain liabilities of EPL for approximately 2,981,035 shares of PIC’s common stock, $0.001 par value per share (the “PIC Common Stock”). With the purchase, PIC acquired the patents for the AFMT technology and related trademarks and, as a result, owns the “Prolong” name. This transaction closed on November 20, 1998. On November 25, 1998, the U.S. District Court in San Diego, California (the “Court”) granted a temporary restraining order without a hearing in response to a purported class action filed by a group of plaintiffs representing less than 2% of the outstanding shares of EPL’s common stock against PIC, PSL, EPL and certain of their respective former and current officers and directors. On October 12, 2001, the case was settled as a class action, dismissing all of the claims with prejudice. In settlement, PIC issued 1,350,695 additional shares of its common stock to EPL, out of which one-third of those shares were distributed to certain of plaintiff’s attorneys and two-thirds of those shares were distributed to EPL shareholders. PIC agreed to waive its claim to reimbursement for EPL’s accrued expenses of approximately $440,000 as additional purchase consideration. The acquisition of the assets of EPL by PIC is now completed and all associated litigation has been dismissed.

Prior to fiscal 1996, PIC raised capital primarily through the issuance of PIC Common Stock in private placements. During 1997 and 1998, working capital was generated primarily through operations. Working capital for 2000, 2001, 2002 and 2003 was generated through operations, the utilization of the Company’s line of credit with a bank and new financing in the form of subordinated debt.

Products

Prolong markets a variety of products, some of which are based on AFMT. AFMT is a patented extreme-pressure lubricant formula which can be blended with many other lubricants and formulations to create a wide variety of individual lubricant products with superior extreme pressure friction fighting characteristics. AFMT can also be blended with other constituents to create additional products, which may be added to Prolong’s product line. AFMT bonds to the metal surfaces with which it comes into contact, resulting in reduced friction and heat buildup when subjected to pressure. Prolong believes that AFMT is most effective in extreme pressure applications, where metal-to-metal contact occurs in severe conditions, such as: gears (at the contact point where the teeth of the gear touch each other—for example in hypoid gears); engines (at the contact points where metal to metal pressure

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

squeezes out the normal boundary lubrication—for example where the camshaft contacts the lifters; where the main bearings contact the crankshaft; where the rod bearings contact the rod and the bearing cap); and machinery (at the metal to metal contact points where surface or boundary lubrication breaks down metal contacts under heavy loads—for example in a steel mill where rolling steel contacts steel rollers).

AFMT is composed of petroleum distillates and other chemicals and contains no solid particles. Typically, performance enhancing lubrication additive formulations contain solid particles such as lead, molybdenum disulphides, PTFE resins, Teflon™, fluorocarbon resins or fluorocarbon micropowder. Prolong believes that the primary disadvantage to particulate material in lubricant additives is that it tends to distribute unevenly and can result in excessive particulate build-up. Because AFMT contains no solid particles, Prolong believes that there is no risk of excessive build-up, because the lubrication “film coat” is uniform and microscopically thin.

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

Prolong believes that the following are examples of some of the applications of AFMT-based lubricant products:

• Internal Combustion Engines	• Automatic and Manual Transmissions
• Agricultural Equipment	• Computer Numerically Controlled
• Airline Ground Equipment	• Machine Tools
• Marine Equipment	• Milling Equipment
• Railroad Equipment	• Trucks, Buses
• Mining Equipment	• Differentials, Gears
• Bearing Journals	• Compressors
• Pumps and Generators	• Hydraulic Systems

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Prolong Transmission Treatment - Formulated for use in both automatic and manual transmissions and for other applications, such as gearboxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal.

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

Prolong Multi-Purpose Precision Oil – The product is formulated as a fine, light oil for use in lubricating precision tools and equipment. The product is designed to provide smooth lubrication, which Prolong believes results in optimal operation of precision equipment and tools and extension of useful life.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Along with PSL’s current variety of lubricant products, there are other lubricant products, which Prolong believes could be successfully and beneficially formulated in the future using AFMT technology and derivatives thereof that could result in products with improved lubrication performance. Although there can be no assurances that Prolong will have the financial or other resources to develop, manufacture and market any such additional lubricant products, the following is a partial list of such additional lubricant products:

High Performance Motor Oil

High Performance Synthetic Motor Oil

Motorcycle Engine & Transmission Treatment

Gun Oil & Cleaner

Gear/Differential Treatment

Heavy Duty Diesel Fuel Conditioner

Hydraulic System Treatment

Chain Oil

2-Cycle Engine Oil

Power Steering Treatment

Radiator Treatment

Compressor Treatment

Shock Absorber Lubricants

Brake Cleaner

Assembly Lube

Current Markets For Prolong’s Products

PIC’s strategy is to successfully direct Prolong’s product line to a number of different markets, each of which is currently large, representing significant future revenue potential for PIC. Although PIC is currently actively addressing both the consumer automotive and consumer household markets described below, PIC’s strategy is to adapt Prolong’s product line and address the commercial, industrial, governmental and international markets described below:

Consumer Automotive - The consumer automotive market consists of automobiles, light trucks, motorhomes, motorcycles, snowmobiles, jet skis, and other fuel burning vehicles. The owners of these vehicles represent a significant source of customers for Prolong’s lubricants, fuel additives, appearance products and other

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

future additions to the Prolong product line. Recognizing this fact, this market has been the primary target of Prolong’s marketing efforts to date.

Consumer Household - The consumer household lubrication market is a potentially lucrative segment of the industry which could prove receptive to Prolong’s products for uses as varied as fishing reels, guns, windows, sliding doors, garage doors, sewing machines, electric hair clippers, bicycles, tricycles, scooters, skateboards, garage door openers, lawn mowers, snow blowers, drills, saws, door locks, hinges, rusted bolts, and virtually anything made of metal that must be lubricated in order to maintain performance. Prolong currently manufactures “SPL100® Super Penetrating Lubricant,” and “Prolong Multi-Purpose Precision Oil” for this market.

Consumer Marine – The consumer marine market includes both freshwater and salt-water boats and small ships, from outboard fishing skiffs to pleasure boats, yachts and other marine vessels. Prolong formulates products for the harsh marine environments, including “Prolong Marine Grease, Prolong Marine Engine Treatment and Prolong Marine Penetrate Spray & Fogging Oil.”

Commercial – Prolong has developed a product line for use in the trucking industry. A substantial portion of the distribution of goods in this country occurs via truck shipments. Consequently, trucks operated in this industry consume large quantities of oil and diesel fuel. Prolong believes that the use of its products in the long-haul trucking industry may provide an economic advantage to truck operators because of the increased operating efficiency demonstrated by engines treated with AFMT-based products. Prolong believes that this increased efficiency may directly result in a reduction in fuel costs and overall transportation costs. Further, the use of AFMT-based products may provide additional savings to this industry in the form of reduced service and repair costs over the useful life of the trucks due to AFMT’s propensity to reduce engine wear and the wear of other “treated” components.

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

Government - The government market is not only very large, but Prolong believes it is also extremely varied. It includes cities, counties, states and all of the federal government agencies. Prolong believes that these agencies collectively purchase, operate, and maintain a significant investment in trucks, automobiles, buses, tanks, airplanes, helicopters, boats, ships, radar equipment, guns, miscellaneous equipment and tools, as well as many other mechanisms, all of which require adequate lubrication. The federal government represents potential sales by Prolong to many different agencies such as the Department of Defense, NASA, Department of Energy, Department of Transportation and other federal governmental agencies. Potential sales to state governments include users such as the National Guard, highway patrol, state police and other state agencies. Both county and city governments are potential Prolong customers for use by police, fire, water, gas, waste management and other local departments. Public transportation entities are major potential customers for Prolong’s products. Prolong believes that rapid transit districts throughout the country are facing a serious problem with noisy and polluting diesel buses. The Los Angeles Rapid Transit District, for example, has 3,300 buses and is currently under heavy public and regulatory pressure to reduce emissions. In addition to diesel buses, there are a significant number of other vehicles currently operated by county and city public transportation agencies which Prolong believes, if treated with its products, could run cleaner, quieter, last longer and would burn less fuel.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Geographic Markets

Prolong currently markets its products in the United States, Canada, Mexico, Puerto Rico, Central America, China, Hong Kong, Japan, Thailand, Sub-Saharan Africa, Chile, Germany, Austria, Switzerland, Turkey, Hungary and Slovakia and intends to continue developing distributor relationships in other foreign countries. Prolong’s current focus is to identify distributors that possess the expertise and industry relationships necessary to assist it in further penetrating retail sales channels in the various markets identified above, with a primary focus on the consumer automotive and industrial lubricant markets. Prolong intends to selectively grant distributorships to established companies on a country-by-country basis. Prolong intends to build on these relationships and to continue to expand sales and revenues in the international marketplace. There can be no assurance that Prolong will be able to successfully penetrate any foreign markets. Prolong has patent protection on its AFMT technology in several of the EEC member countries.

International sales comprised 6.7%, 9.7%, and 10.3% of PIC’s revenues in 2001, 2002, and 2003, respectively. Prolong consummates such sales through independent distributors and, as such, has nominal assets attributable to its international sales.

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

Prolong’s major automotive retailers include AutoZone, CSK Auto, Pep Boys, Canadian Tire and other regional and independent automotive retailers.

In the traditional automotive aftermarket arena, Prolong distributes through General Parts, Inc., CarQuest, Genuine Parts Company, NAPA/ARC and hundreds of additional traditional automotive aftermarket locations.

Prolong’s mass retailers include Wal-Mart and Meijer Stores. Additionally, Prolong products are distributed through approximately 500 car dealerships and approximately 200 professional installers throughout the United States.

The Company sells its products online through its website at www.prolong.com. Fulfillment of direct sales to online customers is done on site at the Company’s headquarters. The Prolong website has e-commerce capabilities as well as general product and Company information. Prolong intends to continue to develop its website during 2004 and to further utilize the Internet as a means of marketing and distributing its products directly to the public, as well as communicating with its shareholders and the public in general. The products offered by Prolong have been marketed through endorsements by well-known spokespersons, event sponsorships, spot television ads, print and electronic media, trade shows, motorsports, direct response television advertisements, radio, press releases, public relations, in-store point of sale materials and promotions, sweepstakes, and through the Internet on Prolong’s website.

In the area of product endorsements, Prolong has an ongoing agreement by which it retained the services of Al Unser to endorse and promote Prolong’s products. Mr. Unser has agreed to make certain appearances to assist in

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

From time to time, Prolong utilizes direct response television advertising, commonly called infomercials, in order to educate the public about the benefits and features of Prolong products, to promote the brand, and to sell products directly to consumer end users. To date, Prolong has premiered three separate infomercials. Results through the infomercials vary from program to program and from time slot to time slot but in general have been beneficial to Prolong due to the fact that they provide television exposure at reduced costs from traditional television spot advertising, as well as fill the market demand for mail order purchases. In general, Prolong believes that no more than 5% to 10% of its customers will buy Prolong products through infomercials and mail order delivery, but Prolong does believe that there is a wide viewing audience that is exposed to its products through the infomercials and that a portion of such audience ultimately purchases Prolong products at a retail establishment. Prolong intends to air infomercials from time to time so long as they are economically viable, help to build the brand throughout the marketplace, and drive retail sales. The Company is currently developing a new infomercial that it anticipates debuting during the last half of 2004.

Competition

The market for Prolong’s products is highly competitive and is expected to remain so in the future. The basic formula of Prolong’s lubricant products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1989. Rapid technological advances, frequent new product introductions and evolving industry standards, characterize the market for Prolong’s products. Some of Prolong’s principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP®) and Pennzoil-Quaker State Company (Slick 50®), both of which market engine treatments. Other competitive engine treatment brands include Duralube®, and Z-MAX™. Prolong’s competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar’s, Inc., Pennzoil-Quaker State Company and The Clorox Company. Further, Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong’s markets in the future.

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

Customers

In 2003, Prolong’s sales to automotive aftermarket retail chain stores, mass merchandisers, and independent distributors comprised approximately 84.2% of its revenues while sales to international, commercial, industrial and other customers comprised 15.8% of total revenues. In 2003, four retail customers (AutoZone, Wal-Mart, Pep Boys and CSK Auto) comprised approximately 67.6% of its revenues.

Intellectual Property

On November 20, 1998, PIC acquired substantially all of the assets of EPL, including EPL’s U.S. and foreign patents pertaining to the AFMT technology and related U.S. and foreign trademarks. Prior to this transaction, PIC, through PSL, held an exclusive license from EPL to use AFMT and the “Prolong” name. As a result of the transaction, PIC owns the exclusive rights to manufacture, distribute and sell products based on the patented AFMT technology in the U.S. and in certain foreign countries, and to use the “Prolong” trade name and trademarks.

The U.S. patent relating to the AFMT technology (U.S. Patent No. 4,844,825, hereinafter “the ‘825 patent”) expires on November 18, 2007. There are a number of foreign patents corresponding to the ‘825 patent as well. In addition, PSL has obtained a federally registered patent in the United States for a “Sponge Applicator Device” (U.S. Patent No. 6,010,268) and SPONGE APPLICATOR (U.S. Design Patent No. 414005). PSL has obtained or applied for trademark registration protection in numerous countries for various trademarks utilized in the marketing and promotion of Prolong lubricant products. Currently, PSL holds the following federally registered trademarks in the United States: PROLONG and the related design (U.S. Reg. Nos. 2,136,672 and 2,136,576), PROLONG SUPER LUBRICANTS (U.S. Reg. No. 2,136,577), NO EQUAL IN THE WORLD & DESIGN (U.S. Reg. No. 2,129,784), NO EQUAL IN THE WORLD (Word Mark) (U.S. Reg. No. 2,270,653), SPL100 (U.S. Reg. No. 2,022,220), THE ULTIMATE IN PROTECTION & PERFORMANCE (U.S. Reg. No. 2,129,785), PSL’s Oil Drop Logo (U.S. Reg. No. 2,135,230), TRIGGER SPRAY BOTTLE CONFIGURATION (U.S. Reg. No. 2,376,247), and TRIGGER SPRAY BOTTLE BLUE COLOR (U.S. Reg. No. 2,376,248).

Royalty Agreements

In 1996, Prolong entered into a service and endorsement contract with Al Unser, whereby Prolong agreed to pay royalties on all net lubricant retail sales at rates that varied during each year of the agreement. The current applicable royalty rate though the balance of the term of the agreement, October 31, 2004, is 0.6%. For each year

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

during the term of the agreement, the Company pays a guaranteed minimum payment of $75,000. The maximum annual payment during the balance of the term is $125,000. During 2003, Prolong expended $80,525 under this agreement.

In connection with the notes payable described in Note 9, Item b of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, Prolong agrees to make quarterly royalty payments to the note holders in an aggregate amount (pro rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue (as defined in the Securities Purchase Agreement for the notes) for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The maximum annual expense during the balance of the agreement is $150,000. During 2003, Prolong expended $15,750 under this agreement.

In July 2003, the Company received $100,000 in connection with an “Infomercial Participation Agreement” with Lubrication Solutions. The Company agreed to pay royalties equal to 1% of Gross Revenue (as defined in such agreement from the sales generated by a new long form direct response television infomercial (expected to start airing in 2004), up to an aggregate maximum payment of $250,000. During 2003, Prolong recorded no expenses under this agreement.

Employees

As of February 29, 2004, PIC and its subsidiaries collectively employed 21 full-time employees, including 3 executive officers, and no part-time employees. None of Prolong’s employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

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

PSL leases approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California, pursuant to a five-year lease that terminates on December 31, 2006, with an option to renew for one additional five-year period. The monthly lease obligation for fiscal 2004 is $34,800, of which approximately $11,000 is being paid to PSL by subtenants for the use of a portion of the space. PIC considers the present facilities to be adequate for Prolong’s current operations and for those reasonably expected to be conducted during the next twelve months. PIC may sublease space within the premises from time to time depending upon the space needs of the Company. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3.	Legal Proceedings

On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleges breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc. It remains undisputed that the EPL defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987. The court has ruled that the case

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

can proceed as a class action. At this time, the matter is scheduled for trial during the summer of 2004. Although management believes that there is no merit to the plaintiffs’ complaint and the Company is vigorously defending against the claims the Company has begun settlement discussions with plaintiff’s legal counsel, although there can be no assurances that such discussions will result in a settlement of the claims.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on December 3, 2003.

(b)	Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

Name	Class #	Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of “Non-Votes”
Richard E. Solomon	II	25,378,278	403,322
Anthony J. Azavedo	II	25,378,278	403,322

Following the Annual Meeting, the Board of Directors consisted of:

Class
Elton Alderman	III
Thomas C. Billstein	III
Richard E. Solomon	II
Anthony J. Azavedo	II
Richard L. McDermott	I

(c)	Proposal Two to appoint Haskell & White LLP as the Company’s independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Votes “Withheld”	Number of “Non-Votes”
25,424,813	78,167	278,620

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

PIC’s Common Stock is currently trading on the American Stock Exchange (“AMEX”) under the symbol “PRL.” High and low sales prices as furnished by AMEX for each quarter during 2002 and 2003 are as indicated below.

Quarter Ended:	High	Low
March 31, 2002	$0.18	$0.06
June 30, 2002	$0.12	$0.07
September 30, 2002	$0.10	$0.08
December 31, 2002	$0.21	$0.07
March 31, 2003	$0.11	$0.07
June 30, 2003	$0.25	$0.06
September 30, 2003	$0.21	$0.12
December 31, 2003	$0.55	$0.15

PIC has authorized 150,000,000 shares of Common Stock, having a par value of $0.001 per share. As of April 5, 2004, the number of holders of record of Common Stock was approximately 721 and the high and low sales prices as reported by AMEX, were $0.29 and $0.25, respectively. PIC has not declared any cash dividends since inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. Moreover, pursuant to the securities purchase agreement entered into in November 2003, PIC is restricted from paying or authorizing any dividends without receiving the prior written consent of holders of a majority of the principal amount of secured promissory notes issued under such agreement.

Recent Sales of Unregistered Securities

On November 24, 2003, PIC issued warrants to purchase an aggregate of 5,957,918 shares of common stock to related note holders and warrants to purchase an aggregate of 595,791 shares of common stock as placement agent commissions in connection with the sale and issuance of an aggregate principal amount of $2,500,000 of secured promissory notes. The warrants issued to the note holders have ten year terms and entitle the holder to acquire shares of PIC’s common stock at a price of $0.06 per share and the placement agent commission warrants entitle the holder to purchase shares of PIC’s common stock at $0.24 per share for a period of ten years. Additionally, each warrant may be exercised as a result of a “net issue” or “easy sale” exercise by the holder.

The sales of the aforementioned warrants and secured promissory notes were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on Section 4(2) of the 1933 Act. PIC has reason to believe that each investor was familiar with or had access to information concerning the operations and financial condition of PIC, and each investor represented that he, she or it was an accredited investor and was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof. At the time of the issuances, the warrants and the secured promissory notes were deemed to be restricted securities for purposes of the 1933 Act and the instruments representing such securities (and the share certificates to be issued upon exercise of the warrants) bear legends to that effect.

ITEM 6.	Selected Financial Data

Restatement

The Company restated its 2001 and 2002 consolidated financial statements for the following transactions:

(0)

In connection with the Company’s settlement of litigation with EPL shareholders in December 2001, the Company forgave $440,157 of advances that the Company made to EPL for the payment of certain operating expenses and the Company issued 1,350,695 shares of common stock valued

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

at $94,548, based on the closing market price of the Company’s common stock on the settlement date. The Company considered this debt forgiveness and additional share issuance as additional purchase price rendered to the EPL shareholders and originally recorded an increase to goodwill of $534,705 upon executing the related settlement agreement in 2001. Subsequently, management re-examined relevant accounting literature, including Statement of Financial Accounting Standards (“SFAS”) No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and SFAS No. 141, “Business Combinations,” and determined that the advances made to EPL should have been reflected as period expenses in the period in which such advances were made and that the value of the additional shares issued of $94,548 should be reflected as a period expense in 2001 when the settlement agreement was executed. As a result, goodwill decreased by $534,705 at December 31, 2001, and general and administrative expenses and net loss increased by $228,897 in 1999, $85,579 in 2000, and $220,229 in 2001.

(2)	In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28, “Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006.

See Note 3 to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a presentation of the impact of the restatements on PIC’s 2002 and 2001 consolidated financial statements.

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K as well as “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” The financial data set forth below for the years ended December 31, 1999 and 2000, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche LLP. The financial data for the years ended December 31, 2001 (restated), 2002 (restated) and 2003, respectively, is derived from the consolidated financial statements of the Company that have been audited by Haskell & White LLP.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(A)	(A)	(Restated)	(Restated)
Statement of Operations Data
Net revenues	$34,470,915	$19,080,218	$13,640,667	$10,138,250	$8,350,757
Net (loss)	(6,808,958)	(1,737,857)	(1,222,773)	(1,254,570)	(2,205,735)
Net income (loss) per share:
Basic	$(0.24)	$(0.06)	$(0.04)	$(0.04)	$(0.07)
Diluted	$(0.24)	$(0.06)	$(0.04)	$(0.04)	$(0.07)
Weighted average common shares:
Basic	28,445,835	28,442,341	28,442,604	29,789,598	29,789,598
Diluted	28,445,835	28,442,341	28,442,604	29,789,598	29,789,598
Balance Sheet Data
Total assets	$21,150,751	$17,400,724	$16,406,692	$11,114,979	$11,587,318
Total liabilities	10,412,463	8,174,388	8,299,935	4,012,335	5,669,120
Total stockholders’ equity	10,738,288	9,226,336	8,106,757	7,102,644	5,918,198

(A)	The Company has revised the financial data derived from the consolidated financial statements of the Company that were previously audited by Deloitte & Touche LLP by increasing general and administrative expenses and net loss by $228,897 in 1999 and $85,579 in 2000.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Registrant’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

The lubricant business is extremely competitive. Prolong’s business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace. Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers. In order to establish brand name identity, Prolong has relied primarily on its direct response television programs and intends from time to time to utilize this means to gain product recognition for purposes of directly increasing sales as well as increasing retail, commercial, industrial and governmental sales resulting from broader public knowledge of its products.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended December 31
	2001	2002	2003
	(Restated)	(Restated)
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	31.9	34.8	35.4

Gross profit	68.1	65.2	64.6
Selling and marketing expenses	46.4	41.2	43.0
General and administrative expenses	29.0	27.8	39.1
Research and development	0.4	—	—

Operating (loss)	(7.7)	(3.8)	(17.5)
Other (expense) income	(3.4)	(0.9)	0.5

Income (loss) before extraordinary item and provision for income taxes	(11.1)	(4.7)	(17.0)
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	4.0	—

Income (loss) before income taxes	(11.1)	(0.7)	(17.0)
Provision (benefit) for income taxes	(2.2)	11.6	9.4

Net (loss)	(8.9)	(12.3)	(26.4)

Restatement

The Company restated its 2001 and 2002 consolidated financial statements for the following transactions:

(1)	As described more fully in Note 7 of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, in connection with the Company’s settlement of litigation with EPL shareholders in December 2001, the Company forgave $440,157 of advances that the Company made to EPL and the Company issued 1,350,695 shares of common stock valued at $94,548, based on the closing market price of the Company’s common stock on the settlement date. The Company considered this debt forgiveness and additional share issuance as additional purchase price rendered to the EPL shareholders and originally recorded an increase to goodwill of $534,705 upon executing the related settlement agreement in 2001. Subsequently, management re-examined relevant accounting literature, including Statement of Financial Accounting Standards (“SFAS”) No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and SFAS No. 141, “Business Combinations,” and determined that the advances made to EPL should have been reflected as period expenses in the period in which such advances were made and that the value of the additional shares issued of $94,548 should be reflected as a period expense in 2001 when the settlement agreement was executed. As a result, goodwill decreased by $534,705 at December 31, 2001, and general and administrative expenses and net loss increased by $228,897 in 1999, $85,579 in 2000, and $220,229 in 2001.

(2)

In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28,

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

“Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006.

See Note 3 of “Notes to Consolidated Financial Statements” for a presentation of the impact of the restatements on the Company’s 2002 and 2001 consolidated financial statements.

Comparison of the Years Ended December 31, 2003 and December 31, 2002

Net revenues for the year ended December 31, 2003 were approximately $8,350,800 as compared to approximately $10,138,300 for the year ended December 31, 2002, a decrease of $1,787,500 or 17.6%. Revenues for the year ended December 31, 2003 consisted of: retail sales of $7,027,000 and international and other sales of $1,323,800. Revenues for the year ended December 31, 2002 consisted of: retail sales of $8,816,300 and, international and other sales of $1,322,000.

For the year ended December 31, 2003, retail sales were 84.2% of net revenues while international and other sales comprised 15.8% of net revenues. For the year ended December 31, 2002, retail sales were 87.0% of net revenues while international and other sales comprised 13.0% of net revenues. The lower retail sales for the year ended December 31, 2003 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $1,789,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure and general economic factors.

Cost of goods sold for the year ended December 31, 2003 was approximately $2,958,300 as compared to $3,532,800 for the comparable period of the prior year, a decrease of $574,500 or 16.3%. As a percentage of net revenues, cost of goods sold increased from 34.8% for the year ended December 31, 2002 to 35.4% for the year ended December 31, 2003. The increase in 2003 was mainly attributable to a shift in product mix in the retail lubricants sales, lower average selling prices and increases related to overhead warehouse costs and freight in expenses. The trend of declining gross profit margins is mainly attributable to the sale of several lubricant products with lower gross margins, the continuing decline in net revenues, and an increase in warehouse overhead costs and freight costs. Management expects that this trend will continue until the Company can increase sales, which will allow the Company to allocate certain fixed costs to a greater number of product sales.

Selling expenses of $3,588,500 for the year ended December 31, 2003 represented a decrease of $586,700 over the comparable period of the prior year. This 14.1% decrease was primarily the result of decreased expenses for endorsement and sponsorship promotions, advertising programs and a reduction in personnel. Selling and marketing expenses as a percentage of net revenues were 43.0% for the year ended December 31, 2003 versus 41.2% for the previous year. Even though the aggregate expenses declined during the period, the ratio of expenses as a percentage of net revenues increased due to the decline in sales during the period.

General and administrative expenses for the year ended December 31, 2003 were approximately $3,264,400 as compared to $2,822,700 for the year ended December 31, 2002, an increase of $441,700 or 15.7%. This increase is primarily attributable to an increase in legal expenses, due to an increase of $445,000 in the accrued legal reserve, increases in financing costs, bank charges and rent expense, which was partially offset by decreases in consulting expenses, salaries and depreciation expense. As a percentage of net revenues, general and administrative expenses increased from 27.8% in 2002 to 39.1% in 2003. This increase was primarily as a result of the increase in expenses and the decrease in net revenues.

Net interest expense of $402,200 for the year ended December 31, 2003 represented an increase of $31,400 over the comparable period in 2002. The increase is attributable to a noncash charge of $144,000 for the unamortized debt discount on the subordinated secured promissory notes, which was partially offset by decreases in

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

the interest rate relating to the credit facilities. Other income for the year ended December 31, 2003 was $228,400 as compared to $173,800 for the year ended December 31, 2002. This increase was the result of the one time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International Inc., in satisfaction of $260,000 of subordinated notes payable, offset by reduced income from subletting a portion of the Company’s facilities.

In June 2002, the Company recorded a deferred gain on sale of building of $983,400 from the sale of the Company’s land and building comprising its corporate headquarters. Concurrently with the sale, the Company entered into a lease-back agreement for a period of 5 years. As a result of the terms contained in the lease agreement, the Company is recognizing the gain on a straight-line basis over the remaining lease term through December 31, 2006. The gain on sale increased in 2003 to $218,534 as twelve months of gain amortization was recorded versus only six months during 2002.

There was no extraordinary item – gain from forgiveness of debt, net of income taxes for the year ended December 31, 2003 as compared to $406,000 for the year ended December 31, 2002. The prior period gain resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program”.

The provision for income taxes was $790,000 for the year ended December 31, 2003 as compared to a provision for income taxes of $1,180,900 for the year ended December 31, 2002. The 2003 provision results from a valuation allowance increase of $790,000 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the year ended December 31, 2003 was approximately $(2,206,000) as compared to a net loss of approximately $(1,254,000) for the comparable period in the prior year, an increase of $(952,000). The increase is a result of the factors discussed above.

Comparison of the Years Ended December 31, 2002 and December 31, 2001

Net revenues for the year ended December 31, 2002 were approximately $10,138,300 as compared to approximately $13,640,700 for the year ended December 31, 2001, a decrease of $3,502,400 or 25.7%. Revenues for the year ended December 31, 2002 consisted of: retail sales of $8,816,300 and international and other sales of $1,322,000. Revenues for the year ended December 31, 2001 consisted of: retail sales of $12,196,000 and international and other sales of $1,444,700.

For the year ended December 31, 2002, retail sales were 87.0% of net revenues while international and other sales comprised 13.0% of net revenues. For the year ended December 31, 2001, retail sales were 89.4% of total revenues while international and other sales comprised 10.6% of net revenues. The lower retail sales for the year ended December 31, 2002 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $3,294,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors and reduced advertising exposure.

Cost of goods sold for the year ended December 31, 2002 was approximately $3,532,800 as compared to $4,345,400 for the comparable period of the prior year, a decrease of $812,600 or 18.7%. As a percentage of net revenues, cost of goods sold increased from 31.9% for the year ended December 31, 2001 to 34.8% for the year ended December 31, 2002. The increase was mainly attributable to a shift in product mix in the retail lubricants sales, lower average selling prices and increases related to purchased materials, and overhead warehouse costs.

Selling expenses of $4,175,200 for the year ended December 31, 2002 represented a decrease of $2,160,600 over the comparable period of the prior year. This 34.1% decrease was primarily the result of decreased expenses for endorsement and sponsorship payments, promotional activities to promote product awareness and a reduction in personnel. Selling and marketing expenses as a percentage of net revenues were 41.2% for the year ended December 31, 2002 versus 46.4% for the previous year.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

General and administrative expenses for the year ended December 31, 2002 were approximately $2,822,700 as compared to $3,964,400 for the year ended December 31, 2001, a decrease of $1,141,700 or 28.8%. This decrease is primarily attributable to a decrease in amortization expenses, financing costs and salaries, and $220,299 of expenses incurred in 2001 in connection with the EPL settlement. As a percentage of net revenues, general and administrative expenses decreased from 29.0% in 2001 to 27.8% in 2002.

There were no research and development expenses for the year ended December 31, 2002 as compared to $47,600 for the year ended December 31, 2001, due to cost containment strategies.

Net interest expense of $371,000 for the year ended December 31, 2002 represented a decrease of $171,000 over the comparable period in 2001. The decrease was attributable to a lower average balance in bank loans and notes payable during the period. Other income for the year ended December 31, 2002 was $173,800 as compared to none for the period ended December 31, 2001. This increase was the result of rent income from sub-tenants.

In June 2002, the Company recorded a deferred gain on sale of building of $983,400 from the sale of the Company’s land and building comprising its corporate headquarters. Concurrently with the sale, the Company entered into a lease-back agreement for a period of 5 years. As a result of the terms contained in the lease agreement, the Company is recognizing the gain on a straight-line basis over the remaining lease term through December 31, 2006. Six months of gain amortization was recognized in 2002, which resulted in gain on sale recognition of $109,267.

Extraordinary item – gain from forgiveness of debt, net of income taxes of $271,000 for the year ended December 31, 2002 was approximately $406,000 as compared to none for the year ended December 31, 2001. This gain resulted from the executed settlements during the period of the Company’s “Accounts Payable Discounted Debt Restructure Program”.

The provision for income taxes was $1,180,900 for the year ended December 31, 2002 as compared to a benefit for income taxes of $297,100 for the year ended December 31, 2001. The increase primarily results from a valuation allowance of $937,500 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized. The increase in the provision for income taxes also resulted from the generation of pre-tax income compared to a prior year pre-tax loss.

Net loss for the year ended December 31, 2002 was approximately $(1,254,000) as compared to a net loss of approximately $(1,223,000) for the comparable period in the prior year, an increase of $31,000. The increase is a result of the factors discussed above.

Liquidity and Capital Resources

At December 31, 2003, the Company had a net working capital of approximately $704,300 as compared to a working capital of $199,400 at December 31, 2002, representing an increase of $504,900. Operating activities used $888,000 during 2003, primarily resulting from a decrease in accounts receivable of $261,000, resulting from lower current year net revenues an $80,000 write off in connection with accounts receivable conversion to note receivable and a decrease in deferred taxes of $800,000 based on management’s current estimate of the future realizability of the Company’s net operating loss carry forwards. Further, the Company experienced an increase in accrued expenses, mainly related to the increase in the accrued legal reserve of $445,000, which was partially offset by an increase in prepaid expenses and a decrease in accounts payable. Additionally, the Company provided $4,400 from investing activities and provided $2,322,700 from financing activities which were primarily net reductions in the bank line of credit of $126,000, payments on notes payable of $311,000 offset by $2,760,000 of proceeds received from the sale and issuance of new subordinated notes payable.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Effective February 26, 2003, the Company entered into a new $1,500,000 credit facility (the “Accounts Receivable Purchasing Agreement”) with a financial institution, that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index (4.75% at December 31, 2003), plus 2.25%. Additionally, the Company is obligated under the Accounts Receivable Purchasing Agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of December 31, 2003, $737,564 was outstanding under the credit facility. The outstanding loan balance and termination fees from the prior credit facility were paid in full on February 26, 2003 from the available proceeds from the new credit facility.

At December 31, 2003, the Company had working capital of approximately $704,300 and an accumulated deficit of approximately $10,520,400. The Company initiated vigorous expense-reduction strategies during the years 2002 and 2003. During 2002 and 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. During 2002 the Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. If these measures are not adequate, the Company will pursue additional expense reductions during 2004. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors and $2,500,000 through the sale and issue of secured promissory notes and common stock purchase warrants with institutional investors. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital. Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

Tabular Disclosure of Contractual Obligations

The following table sets forth the Company’s contractual obligations and commercial commitments as of December 31, 2003.

Contractual Obligations	Payments Due by Period in $000
	Total	Less then 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable	$3,261	$654	$641	$1,966	$—
Leased facility	1,310	418	892	—	—
Capital lease	—	—	—	—	—
Operating lease	52	26	23	3	—

Total	$4,623	$1,098	$1,556	$1,969	$—

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

We have incurred several years of declining sales and operating losses and may be unable to generate sufficient revenues to achieve profitability in the future.

We have experienced decreasing sales each year since fiscal year 1998 primarily as a result of increased competition in our market. Partly as a result of our decreased sales, we have incurred net losses of $6.8 million, $1.7 million, $1.2 million, $1.3 million and $2.2 million for the fiscal years 1999, 2000, 2001, 2002 and 2003, respectively. Our revenues may not increase or we may not generate sufficient revenues to achieve profitability. Even if we are able to achieve profitability in the near future, we may be unable to sustain or increase profitability on a quarterly or annual basis thereafter.

We may need to raise additional funds in the future and a failure to raise additional funds when needed may require us to curtail or suspend our operations.

We expect that our need for additional funds will increase in the future as our business grows. However, we may not be able to obtain adequate funds when we need them or on acceptable terms, if at all. Our future need for additional funds will depend on numerous factors including the following:

•	The success of our product development programs;

•	The commercial success of our products;

•	The rate of growth of our business; and

•	The availability of cash from our operations and other sources.

The issuance of additional shares of stock could result in a substantial dilution to the ownership interests of our present or future stockholders. If we are unable to obtain adequate funds on terms acceptable to us when we need them, we may need to delay, scale back or suspend our product development and the manufacture of our current products.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

If we are unable to attract and retain our key management personnel, we may not be able to sustain our business.

We depend on our key management personnel and our future success will depend in large part upon their contributions, experience and expertise. We currently have employment agreements with three of our senior executives. In addition, our future success will depend upon our ability to attract and retain other highly qualified management personnel. The loss of any key management personnel or our failure to attract and retain other qualified management personnel could negatively impact our ability to execute our business plan and reduce our revenues.

We may be subject to potential product liability claims which, if successful, could negatively affect our business.

The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance with maximum coverage limits of $6,000,000 for each occurrence and an aggregate limit of $7,000,000 per year. Product liability coverage is becoming increasingly expensive and our current coverage may not adequately cover future product liability claims. Currently, we have no plans to increase our coverage. However, we reevaluate our product liability coverage from time to time to ensure its adequacy. Any losses that we may suffer from future liability claims, including the effect that any product liability litigation may have upon our reputation and marketability of our products, may negatively impact our customer relationships and reduce our earnings.

Our industry is subject to intense competition, which may reduce the demand for our products and negatively impact our revenues.

Many of our competitors have significantly greater financial, technical, product development, marketing and other resources and greater market recognition than we do. Several of our competitors also have, or may develop or acquire, substantial customer bases in the automotive and other related industries. As a result, our competitors may respond quicker to new or emerging technologies and changes in customer requirements or devote more resources to the development, promotion and sale of their products. This, in turn, may reduce the demand for our products and negatively impact our revenues.

Our principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP™) and Pennzoil-Quaker State Corporation (Slick 50™), both of which market engine treatments, and other competitive engine treatment brands, such as Duralube® and Z-Max™. Our competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Further, we believe that major oil companies, well established consumer products and new start-up companies not presently offering products that compete directly with our products, may enter our markets in the future. With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar’s, Inc., Mothers, Pennzoil-Quaker State Company, and The Clorox Company. Increased competition could result in any or all of the following:

•	Price reductions;

•	Reduced gross margins;

•	Loss of market share; and

•	Loss of shelf space.

Additionally, other dealers and distributors may appeal to the price-sensitive segment of the market by offering similar lubrication and appearance products at prices below ours. While we believe that our prices are competitive for the level of quality of our products, we rely on our brand name recognition and reputation for selling quality products supported by strong customer service.

Our dependence on third party suppliers may affect our ability to obtain the necessary components to manufacture our products.

While we continue to work actively with each supplier in order to sustain and at times increase production

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

of our components, our suppliers may not be able to sustain or increase their production in time to satisfy our demand and we may not be able to reach acceptable terms with alternate suppliers to meet any supply deficiency. To date, we have succeeded in obtaining enough components from existing suppliers to produce our AFMT formula in order to meet our current manufacturing needs. We also believe that adequate supplies will continue to be available in the near future. However, if we fail to obtain enough components, or if such components fall below our quality standards, shipments and sales of our products may be delayed or reduced, which would adversely affect our customer relationships and negatively impact our revenues.

Most of our revenue comes from a limited number of products and the decrease of the selling price, or demand for, any product would significantly reduce our revenue.

We currently generate substantially all of our revenues from sales of our AFMT-based products and we expect this trend will continue in the foreseeable future. Because our revenues are concentrated in lubricant products, a decline in the demand for, or in the prices of, our AFMT-based products as a result of competition, technological advances or otherwise, would have a negative impact on our revenues. We recently contracted our appearance product line to offer a more limited product mix, which is a strategy we anticipate continuing for the foreseeable future.

There is a large number of shares of common stock that may be sold under our registration statement originally filed on January 29, 2004 and such sales may depress the market price of our common stock, which may negatively impact the investment value for our existing stockholders.

Upon effectiveness of the registration statement originally filed on January 29, 2004, an additional 10,616,709 shares will become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenue from these customers could harm our results of operations.

A significant portion of our revenues comes from only a small number of customers. For example, during fiscal year 2003, four customers accounted for approximately 67.6% of net revenues. We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

Our average net selling prices have declined, and may continue to decline, which could negatively impact our gross margins and earnings.

The average net sales prices for our products has declined and may continue to decline in the future. This decline is primarily as a result of promotional offers we have recently initiated as a result of increased competition and demand from consumers to reduce pricing. In addition, our average net sales prices decline when we negotiate large volume price discounts with certain customers. In the short term, we plan to work at lowering our manufacturing costs in order to offset the possibility of declining average sales prices. In the long term, we plan to develop new AFMT-based products and product mixes that can be manufactured at lower cost or sold at higher average sales prices. If, however, we fail to achieve such manufacturing cost reductions or diversify our product mix, our gross margins could decline. Such a decline could negatively impact our earnings.

Our revenues could be diminished if we are not able to expand our international sales.

International sales comprised 10.3% of revenues during fiscal year 2003 as compared to 9.7% of revenues for fiscal year 2002. We plan to continue to expand international sales in the future. This will require significant financial resources and management attention. In order to expand sales internationally, we plan to do the following:

•	Establish additional marketing and sales operations;

•	Recruit additional international distributors; and

•	Invest in international protection of our trademarks.

To the extent we fail to do any of the above, our growth may suffer and our revenues will be negatively impacted.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Our international operations subject us to additional business risks, such as compliance with foreign regulation, increased costs and currency exchange rate fluctuations, and may negatively impact our results of operations.

Our international operations are subject to inherent risks, including:

•	Unexpected changes in regulatory requirements, tariffs and other trade barriers;

•	Costs of localizing products in foreign countries;

•	Longer accounts receivable collection cycles;

•	Difficulties in managing foreign operations;

•	Potential for adverse tax consequences, including restrictions on repatriating our earnings;

•	The burdens of complying with a wide variety of foreign laws

•	Political and economic instability; and

•	Currency crisis in foreign countries that interrupt or terminate the ability of our international customers to settle their accounts in U.S. dollars.

Additionally, our worldwide sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive in those markets. The realization of one or more of the foregoing risks relating to our international operations could negatively impact our earnings.

We could be subject to environmental liabilities or regulatory compliance costs, which may cause us to curtail or suspend our operations.

Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances we use in the manufacture of our products and on our facilities. We have registered our fuel conditioners with the United States Environmental Protection Agency, or the EPA. Such EPA registrations have no term but require us to notify the EPA of any changes in the chemical composition of such conditioners or other information contained in such registration. We are unaware of any additional governmental approvals required for our products. We are also unaware of any existing or probable governmental regulations which would have a material adverse effect on our business.

Because we outsource our manufacturing and do not store significant quantities of our products, any direct costs incurred in complying with environmental laws have been minimal and have not materially affected our business. We have tried to minimize our economic risk from environmental violations by our manufacturers or bottlers by locating alternative sources of such services. We believe that our activities and those of our contract manufacturers conform to present governmental regulations that apply to each such entity’s operations. Additionally, we believe that our current facilities conform to present governmental regulations relating to environmental, land use, public utility utilization and fire code matters.

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

If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented. In addition, laws of some of the foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to adequately protect our proprietary information and any successful intellectual property challenges or infringement

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

proceedings against us could harm the value of our intellectual property rights and would negatively impact our ability to execute our business plan and may reduce our revenues.

Issuances of our preferred stock may discourage companies from acquiring us and may adversely affect the price of our common stock.

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

If we fail to continue to meet the listing standards for The American Stock Exchange and become delisted, the trading price of our common stock will likely be lower and the ability of our stockholders to liquidate their shares of common stock will be negatively impacted.

The listing standards for The American Stock Exchange include a stockholders’ equity and market capitalization test. The American Stock Exchange also monitors the financial condition and stability of listed companies. As of December 31, 2003, we met the current listing standards with respect to stockholders’ equity and market capitalization. However, in the event that we fail to satisfy the listing standards in the future, our common stock may be delisted from The American Stock Exchange. If our common stock is removed from listing on The American Stock Exchange, the liquidity of our common stock is likely to be impaired and the trading price reduced.

Our common stock price is subject to significant fluctuations and volatility and our stockholders may not be able to resell shares of our common stock at or above the price they paid for them.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, know as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE’s.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. The Company’s adoption of this statement had no impact on its consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

PIC’s financial instruments include cash and long-term debt. At December 31, 2003, the carrying values of PIC’s financial instruments approximated their fair values based on current market prices and rates. It is PIC’s policy not to enter into derivative financial instruments. PIC does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, PIC did not have significant overall currency exposure at December 31, 2003. However, certain of PIC’s international customers conduct business in local currencies other then the U.S. dollar, and the fluctuations in the value of those currencies relative to the U.S. dollar may impact their buying decisions.

PIC is exposed to market risk from changes in interest rates on borrowing under the Accounts Receivable Purchasing Agreement entered into in February 2003, which bears interest at a rate equal to the lender’s base index, which was 4.75% at December 31, 2003, plus 2.25%. As of December 31, 2003, PIC had $737,564 outstanding under the credit facility and, based on a sensitivity analysis, a hypothetical 1.0% change in the lender’s base index for the entire fiscal year 2004 would result in interest expense fluctuating approximately $9,000.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data

Consolidated balance sheets of PIC as of December 31, 2003 and 2002 (restated), respectively, statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003, 2002 (restated), and 2001 (restated) and the report of independent auditors thereon are referenced in ITEM 15 herein.

ITEM 9A. Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “1934 Act”)) as of the end of the period covered by this annual report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the 1934 Act.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Directors

The Company’s Board of Directors is comprised of seven directors, divided into three classes. Messrs. McDermott and Fitchey serve as a Class I directors whose term expires on the date of the 2005 annual meeting of stockholders. Messrs. Solomon, Azavedo and Lautz serve as Class II directors whose terms expire on the date of the 2006 annual meeting of stockholders. Messrs. Alderman and Billstein serve as Class III directors whose terms expire on the date of the 2004 annual meeting of stockholders.

The following table and biographical summaries set forth, with respect to each director, his or her age, position or positions in the Company, the year in which he first became a director of the Company, and his principal occupations or employment during at least the past five years.

Name	Age	Position	Class
Elton Alderman	65	President, Chief Executive Officer and Chairman of the Board	III
Thomas C. Billstein	51	Chief Operating Officer, Secretary and Director	III
Anthony J. Azavedo (1) (2)	60	Director	II
Richard L. McDermott (1) (2)	57	Director	I
Richard E. Solomon	56	Director	II
Cary S. Fitchey (2)	51	Director	I
Robert W. Lautz (1)	55	Director	II

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

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

Anthony J. Azavedo has served as a director of the Company since May 2003. Mr. Azavedo is a certified public accountant and financial advisor and has been engaged in private practice supervising accounting and tax matters for businesses and sole proprietors in Orange County for the past twenty-five years. An entrepreneur, Mr.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Azavedo has built his accounting and tax practice to include several hundred clients over the past twenty-five years in Irvine. Mr. Azavedo has helped to promote the growth of his clients businesses, and has been engaged in facilitating the importation of business equipment from foreign companies into the U.S.

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

Richard E. Solomon has served as a director since February 2003. Mr. Solomon has been President of Axis Clothing Corporation since 1989. Mr. Solomon has over 25 years’ experience in the garment industry. Mr. Solomon serves on the Company’s Board of Directors as a representative selected by certain note holders of the Company’s wholly-owned subsidiary, Prolong Super Lubricants, Inc. Pursuant to the terms of the agreement entered into between such note holders, PSL and the Company, the note holders are entitled to a representative on the Board of Directors until the notes are fully-repaid.

Cary S. Fitchey was appointed as a director of the Company on March 16, 2004. Mr. Fitchey is a Senior Managing Director of St. Cloud Capital Partners, L.P., a Managing Partner of FG II Ventures, and Chairman of European Capital Ventures, plc. Mr. Fitchey was a partner with Dartford Partnership whose portfolio included Duncan Hines, Log Cabin and Mrs. Paul’s (the food portfolio was taken public in 1998 as Aurora Foods). Prior to joining Dartford, Mr. Fitchey was the Managing Director of Triad Partners, Ltd. Mr. Fitchey was also an executive for PepsiCo and a partner with A.T. Kearney and Strategic Planning Associates. He is a member of various boards including Sweet Candy, LLC, Digital Video Systems, Inc., and European Capital Ventures, plc. Mr. Fitchey earned an MBA from the University of Michigan and a BSIM from Purdue University.

Robert W. Lautz was appointed as a director of the Company on March 16, 2004. Mr. Lautz is a Managing Director of St. Cloud Capital Partners, L.P. Mr. Lautz is also Chairman of REO.com and serves as an advisor to various associated companies. Mr. Lautz was formally the CEO of ListingLink. Mr. Lautz formed and was Chairman and CEO of Indenet (now Enterprise Software). Mr. Lautz also owned and operated Peerless Capital, a venture capital business. Mr. Lautz began his career with Citibank’s Operating Group as the Senior Financial Officer. Mr. Lautz earned a Master’s degree from the American Graduate School of International Management (Thunderbird), and a BS in Business Administration from Miami University in Oxford, Ohio.

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

Name	Age	Position
Elton Alderman	65	President and Chief Executive Officer
Thomas C. Billstein	51	Chief Operating Officer and Secretary
Nicolaas M. Rosier	58	Chief Financial Officer

Biographical summaries regarding Messrs. Alderman and Billstein have been presented earlier.

Nicolaas M. Rosier has served as Chief Financial Officer of the Company and PSL since July 1997. From March 1997 through June 1997, Mr. Rosier served as the Controller of PSL. For the four-year period prior to his joining PSL, Mr. Rosier was the Controller and Financial Accounting Manager of two divisions for DePUY, Inc., a

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

major public manufacturing company in the global orthopedic industry. Prior to that position, Mr. Rosier was the Controller/Director of Finance for thirteen years for Adams Rite Manufacturing Company, a privately owned manufacturer of locks and automotive equipment. Mr. Rosier holds a Bachelors degree in accounting and finance from H.B.S. in Holland.

Audit Committee and Audit Committee Financial Expert

The members of the Company’s Audit Committee are Anthony J. Azavedo, Richard McDermott and Robert W. Lautz, each of whom the Board of Directors has determined satisfies the independence and financial literary standards established by the Securities and Exchange Commission and The American Stock Exchange. The Company’s Board of Directors has determined that Mr. Azavedo qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company’s Common Stock were made with respect to the Company’s fiscal year ended December 31, 2003.

Code of Ethics

The Company intends to adopt a Code of Ethics, as required by the rules and regulations of the Securities and Exchange Commission and The American Stock Exchange, during the second quarter of 2004, which will apply to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide a copy of such Code of Ethics, after its approval by the Board of Directors, upon a written request made to: Prolong International Corporation, 6 Thomas, Irvine, CA 92618 Attn: Investor Relations. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics by posting such information on its website, www.prolong.com.

ITEM 11.	Executive Compensation

The following table sets forth the compensation paid in each of the years ended December 31, 2003, 2002 and 2001 to the Company’s Chief Executive Officer and the Company’s other executive officers whose salary and bonus exceed $100,000 during the year ended December 31, 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation		Long Term Compensation		All Other Compensation ($)
		Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Option Grants (#)
Elton Alderman President and Chief Executive Officer	2003 2002 2001	166,902 184,529 176,835	— — —	— — —	— 500,000 —	— — —
Thomas C. Billstein Chief Operating Officer and Secretary	2003 2002 2001	133,562 147,656 149,138	— — —	— — —	— 200,000 —	— — —
Nicolaas M. Rosier Chief Financial Officer	2003 2002 2001	100,607 105,820 100,588	— — —	— — —	— 150,000 —	— — —

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Option Grants in Last Fiscal Year

The Company did not grant any stock options to the Named Executive Officers during fiscal year 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises during the fiscal year ended December 31, 2003 by each of the Named Executive Officers:

Name	Shares Acquired on Exercise #	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Elton Alderman	—	—	170,000	390,000	33,750	101,250
Thomas C. Billstein	—	—	83,750	161,250	14,000	42,000
Nicolaas M. Rosier	—	—	106,250	123,750	10,500	31,500

(1)	Value is based on the closing sales price for the Common Stock as reported on the American Stock Exchange on December 31, 2003 (the “Fair Market Value”) minus the exercise price or base price of “in-the-money” options. The Fair Market Value of the Common Stock as of December 31, 2003 was $0.38 per share.

Employment Agreements

On January 21, 2000, the Company entered into an employment agreement with Mr. Alderman for an initial term of 5 years with automatic renewal for successive five-year periods unless either party gives written notice of the non-renewal at least 180 days prior to the expiration of the then-current term. The employment agreement provides for an annual base salary of $180,000 (with minimum annual increases in the base salary of 10%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, an automobile allowance of up to $1,000 per month and certain other incentives set forth therein. Upon termination of Mr. Alderman’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Alderman for “good reason,” as defined in the employment agreement, Mr. Alderman will be entitled to receive, as severance pay, an amount equal to Mr. Alderman’s current monthly salary multiplied by thirty-six months, plus the payment of certain additional benefits, such as health insurance, for a period of twelve months. Severance pay shall be made fifty percent (50%) in one lump sum with the balance payable in equal installments over a twelve-month period following termination. Mr. Alderman’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

On January 21, 2000, the Company entered into an employment agreement with Mr. Billstein for an initial term of 4 years with automatic renewal for successive four-year periods unless either party gives written notice of the non-renewal at least 180 days prior to the expiration of the then-current term. The employment agreement provides for an annual base salary of $143,000 (with minimum annual increases in the base salary of 5%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, an automobile allowance of up to $1,000 per month and certain other incentives set forth therein. Upon termination of Mr. Billstein’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Billstein for “good reason,” as defined in the employment agreement, Mr. Billstein will be entitled to receive, as severance pay, an amount equal to Mr. Billstein’s current monthly salary multiplied by twenty-four months, plus the payment of certain additional benefits, such as health insurance, for a period of twelve months. Severance pay shall be made fifty percent (50%) in one lump sum with the balance payable in equal installments over a twelve-month period following termination. Mr. Billstein’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

On June 1, 2000, the Company entered into an employment agreement with Mr. Rosier for an initial term of 3 years with automatic renewal for successive one-year periods unless either party gives written notice of the non-renewal at least 180 days prior to the expiration of the then-current term. The employment agreement provides for

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

an annual base salary of $100,000 (with minimum annual increases in the base salary of 5%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, an automobile allowance of up to $400 per month and certain other incentives set forth therein. Upon termination of Mr. Rosier’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Rosier for “good reason,” as defined in the employment agreement, Mr. Rosier will be entitled to receive, as severance pay, an amount equal to Mr. Rosier’s current monthly salary multiplied by six months, plus the payment of certain additional benefits, such as health insurance, for a period of six months. Mr. Rosier’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The following report on executive compensation is furnished by the Compensation Committee for the year ended December 31, 2003.

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

Factors

The principal factors which the Compensation Committee and the Board of Directors considered in establishing the components of each executive officer’s compensation package for the 2003 fiscal year are summarized below. However, the Compensation Committee may in its discretion apply different factors, particularly different measures of financial performance, in setting executive compensation in future fiscal years.

Base Salary

The base salary levels for the executive officers were recommended by the Compensation Committee and established by the Board of Directors for the 2003 fiscal year on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions at a select group of companies with which the Company competes for executive talent, and internal comparability considerations. Although the Compensation Committee reviewed various compensation surveys, the Compensation Committee did not rely upon any specific survey for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent. On January 21, 2000, the Committee approved employment agreements for the Chief Executive Officer and Chief Operating Officer whereby the 2000 base salaries were $180,000 and $143,000, respectively. The agreements are for five year and four-year terms, respectively. The Compensation Committee is required to review the base salary on or before February 15 of each year to determine the increase in base salary for the ensuing year. In any event, the agreements provide that the increase shall be no less than 10% or 5%, respectively. Notwithstanding the provisions of the agreements, these base salaries were not changed for 2002 and 2003. On June 1, 2000, the Committee approved an employment agreement for the Chief Financial Officer whereby the 2000 base salary was $100,000. The Compensation Committee is required to review the base salary on or before June 1, of each year to determine the increase in base salary for the ensuing year. The base salary was changed effective June 1, 2002 to $110,000 and the monthly automobile allowance was changed to $500 also effective June 1, 2002.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Annual Incentive Compensation

Executive officers have an opportunity to earn annual incentives based upon performance targets. The Compensation Committee may also award bonuses in cases where such performance targets are not met if it determines that the circumstances warrant such action. For fiscal year 2003, the performance targets for the executive officers included revenues, pre-tax profits and earnings per share. The weight given to each factor varied from individual to individual. Additionally, each executive officer has a discretionary portion of the annual incentive linked to achievement of non-financial goals, which differ depending upon the responsibilities of the executive officer in question. Based on these criteria, no bonuses were awarded in fiscal 2003.

Long-Term Incentive Compensation

The 1997 Stock Incentive Plan also provides the Compensation Committee with the ability to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the executive officer’s tenure, level of responsibility and relative position in the Company. The Company did not grant any stock options during 2003. The exercise price for the stock options is no less than the fair market value of the stock on the date of the grant. Options generally vest at a rate of 25% per year starting on the anniversary date of the option grant and are contingent upon the officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company’s employ and the market price of the Company’s Common Stock appreciates over the option term.

CEO Compensation

The Chief Executive Officer participates in the compensation program discussed above. The Compensation Committee set the base salary for Mr. Elton Alderman, the Company’s President and Chief Executive Officer for the 2003 fiscal year, based on his employment agreement and at a level which is designed to provide him with a salary competitive with salaries paid to chief executive officers of similarly-sized companies in the industry and commensurate with Mr. Alderman’s experience. The Compensation Committee did not award an incentive payment to Mr. Alderman in 2003.

Respectfully submitted,

Richard McDermott

Anthony J. Azavedo

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN THE COMPANY’S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, IN WHOLE OR IN PART, THE REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

Directors’ Compensation

The Company’s outside directors receive monthly cash compensation of $1,500 each, and may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2003, the Compensation Committee was comprised of Messrs. McDermott and Azavedo, neither of whom were officers or employees of the Company.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 15, 2004 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Named Executive Officers and (iv) all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
St. Cloud Capital Partners, LP	4,885,492	(3)	14.1%
Elton Alderman	4,081,600	(4)	13.6%
Carol A. Auld	3,544,999	(5)	11.9%
Thomas C. Billstein	1,599,300	(6)	5.4%
Richard E. Solomon	625,000	(7)	2.1%
Nicolaas M. Rosier	131,250	(8)	*
Richard L. McDermott	79,500	(9)	*
Anthony J. Azavedo	10,000		*
Cary S. Fitchey	4,885,492	(10)	14.1%
Robert Lautz	—		—
All officers and directors as a group (8 persons) (11)	11,412,142	(12)	31.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, 6 Thomas, Irvine, California 92618.

(2)	Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of March 15, 2004, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Consists of shares of Common Stock subject to a warrant exercisable within 60 days of March 15, 2004. The address of St. Cloud Capital Partners, LP is 10866 Wilshire Boulevard, Suite 1450, Los Angeles, California 90024.

(4)	Includes 185,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2004. Excludes 1,500,000 shares subject to an Option Agreement with Carol Auld TTEE U/A DTD 5/13/99 pursuant to which, prior to December 31, 2004, Mr. Alderman may purchase some or all of such shares at an exercise price of $1.00 per share.

(5)	Carol Auld obtained beneficial ownership of 3,544,999 shares following the death of her husband, Edwin C. Auld Jr., on February 8, 1996 and as a result of the subsequent settlement of his estate. Includes 1,500,000 shares subject to an Option Agreement with Elton Alderman pursuant to which, prior to December 31, 2004, Mr. Alderman may purchase some or all of such shares at an exercise price of $1.00 per share.

(6)	Includes 95,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2004.

(7)	Consists of shares of Common Stock subject to a warrant exercisable within 60 days of March 15, 2004.

(8)	Includes 106,250 shares of Common Stock subject to options exercisable within 60 days of March 15, 2004.

(9)	Consists of 70,000 and 9,500 shares of Common Stock subject to options and warrants, respectively, exercisable within 60 days of March 15, 2004.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

(10)	Consists of shares of Common Stock subject to warrants exercisable within 60 days of March 15, 2004 held by St. Cloud Capital Partners, L.P. (“St. Cloud”). Mr. Fitchey is the senior manager of SCGP, LLC, which is the general partner of St. Cloud and, as a result may be deemed to be the beneficial owner of such shares. Mr. Fitchey disclaims beneficial ownership of such shares.

(11)	Includes shares held by Messrs. Alderman, Billstein, Rosier, McDermott, Solomon, Azavedo Fitchey and Lautz.

(12)	Includes 5,976,242 shares of Common Stock subject to options and warrants exercisable within 60 days of March 15, 2004.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2003. The Company’s stockholder approved equity compensation plan consists solely of the Amended and Restated 1997 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,860,500	$0.19	2,139,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,860,500	$0.19	2,139,500

ITEM 13.	Certain Relationships and Related Transactions

Certain Transactions

See “EXECUTIVE COMPENSATION — Employment Agreements” for a description of certain arrangements and transactions with executive officers and directors.

Mr. Billstein, the Company’s Chief Operating Officer and Secretary, has an outstanding balance to the Company as of December 31, 2003 in the amount of $61,837, for past advances against his annual bonuses. There is no interest charged on these advances. During 2003, the largest amount of advances outstanding was $76,840. It is intended that such advances will be partially repaid to the Company during 2004. Any remaining balance on such advances will be offset against bonuses to be paid in fiscal 2005.

In November 2002, Mr. Solomon along with two other investors, invested an aggregate of $750,000 in PSL in exchange for subordinated promissory notes from PSL and warrants to purchase an aggregate of 1,875,000 shares of the Company’s Common Stock at $0.09 per share. The subordinated promissory notes bear interest at a rate of 15%, are amortized over a period of thirty-six months and become due and payable in full on May 1, 2004. Pursuant to the terms of the investment, the investors are entitled to select a director nominee for the Board, who is currently Mr. Solomon, until such time as the notes have been fully repaid.

In November 2003, the Company completed a private placement involving the sale of $2,500,000 in aggregate principal amount of secured promissory notes of PSL and the issuance of warrants to purchase an

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

aggregate of 5,957,918 shares of common stock of the Company for a purchase price of $0.06 per share to certain institutional investors. St. Cloud Capital Partners, L.P. purchased approximately $2,050,000 of the notes sold in the private placement and received a warrant to purchase 4,885,492 shares of common stock of PIC. The secured promissory notes bear interest at a rate of 8% per annum until June 30, 2004 and 14% per annum thereafter and are due and payable by PSL on November 28, 2008. PSL’s repayment obligations under the notes is secured by all of the Company’s and PSL’s assets.

Pursuant to an investor rights agreement entered into in connection with the private placement, St. Cloud is entitled to designate two members to the Company’s Board of Directors until the later of the repayment of the notes or such time as St. Cloud ceases to hold at least 2,442,746 shares of, or warrants to purchase, common stock. St. Cloud’s designees are currently Robert W. Lautz and Cary S. Fitchey. Additionally, the holders of the notes, including St. Cloud, are entitled to receive a quarterly royalty payment on the terms set forth in the securities purchase agreement pursuant to which the notes were issued.

Other than the related transactions disclosed above, the Company is not aware of any transactions or proposed transactions to which the Company or PSL was or is to be a party, in which any director, executive officer, nominee for election as a director, security holder or any member of the immediate family of the persons named above had or is to have a direct or indirect material interest.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to PIC by Haskell & White LLP, the Company’s independent auditors, for the fiscal years ended December 31, 2002 and December 31, 2003:

	December 31, 2002	December 31, 2003
Audit Fees (1)	$67,645	$84,380
Audit-Related Fees	—	—
Tax Fees (2)	16,250	12,150
All Other Fees	—	—

Total	$83,895	$96,530

(1)	Includes fees for the professional services rendered for the audit of our annual financial statements and for review of the financial statements included in quarterly reports on Form 10-Q.
(2)	Includes fees for the preparation and filing of our annual corporate tax returns.

The Company’s Audit Committee approves, in advance, all non-audit services performed by Haskell & White LLP. Such approval is on a project by project basis and therefore the Company’s Audit Committee has not adopted a pre-approval policy with respect to such non-audit services.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 (restated) and 2001 (restated) with Notes and Independent Auditors’ Report, which begin on Page F-1 of this Annual Report.

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

(b)	Reports on Form 8-K.

On November 17, 2003 the Company filed a Current Report on Form 8-K to report the announcement of the financial results for the third quarter ended September 30, 2003.

On December 2, 2003, the Company filed a Current Report on Form 8-K to report the announcement of the completion of a private placement involving the sale of $2,500,000 in aggregate principal amount of Secured Promissory Notes of Prolong Super Lubricants, Inc.

(c)	Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K:

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

4.3	Rights Agreement dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicolaas Rosier. (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2000).

10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation.(incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001 among PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein.

10.40	Form of Secured Promissory Note, dated November 24, 2003.

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003.

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein.

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP.

24.1	Power of Attorney (included as part of the signature page of this Annual Report).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

April 14, 2004	By:	/s/ ELTON ALDERMAN
Elton Alderman, President, Chief Executive Officer and Chairman of the Board

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

POWER OF ATTORNEY

We, the undersigned directors and officers of Prolong International Corporation, do hereby constitute and appoint Elton Alderman and Nicolaas M. Rosier, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELTON ALDERMAN Elton Alderman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2004

/s/ THOMAS C. BILLSTEIN Thomas C. Billstein	Vice President, Chief Operating Officer, Secretary and Director	April 14, 2004

/s/ NICOLAAS M. ROSIER Nicolaas M. Rosier	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2004

/s/ RICHARD L. MCDERMOTT Richard L. McDermott	Director	April 14, 2004

/s/ RICHARD E. SOLOMON Richard E. Solomon	Director	April 14, 2004

/s/ ANTHONY J. AZAVEDO Anthony J. Azavedo	Director	April 14, 2004

/s/ CARY S. FITCHEY Cary S. Fitchey	Director	April 14, 2004

/s/ ROBERT W. LAUTZ Robert W. Lautz	Director	April 14, 2004

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Prolong International Corporation:

We have audited the accompanying consolidated balance sheets of Prolong International Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for each of the three years in the period ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the three years in the period ended December 31, 2003.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2002 and 2001 consolidated financial statements have been restated.

HASKELL & WHITE LLP

Irvine, California

February 11, 2004, except for Note 3, as to

which the date is April 7, 2004

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
		(As Restated) See Note 3
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,700,666	$261,623
Accounts receivable, net of allowance of doubtful accounts of $266,221 and $351,361 at December 31, 2003 and December 31, 2002, respectively	1,019,052	1,622,414
Note receivable, current portion (Note 4)	24,000	—
Inventories, net	604,498	512,595
Prepaid expenses, net	622,706	351,637
Advances to employees, current portion	50,058	46,497
Net deferred tax assets	158,384	168,850

Total current assets	4,179,364	2,963,616
Property and equipment, net (Note 6)	234,768	329,985
Note receivable, noncurrent (Note 4)	312,937	—
Patents, net	353,658	426,829
Trademarks and intangible assets	3,000,000	3,000,000
Goodwill	2,523,302	2,523,302
Net deferred tax assets, noncurrent	586,279	1,376,279
Investment in affiliate	271,044	324,993
Other assets	125,966	169,975

TOTAL ASSETS	$11,587,318	$11,114,979

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002 (Continued)

	2003	2002
		(As Restated) See Note 3
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$826,475	$981,388
Accrued expenses	1,038,631	409,163
Line of credit (Note 10)	737,564	863,592
Notes payable, current (Note 9)	653,852	291,577
Deferred gain, current (Note 11)	218,534	218,534

Total current liabilities	3,475,056	2,764,254
Deferred gain, noncurrent (Note 11)	437,066	655,600
Notes payable, noncurrent (Note 9)	1,756,998	592,481

Total liabilities	5,669,120	4,012,335
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2003 and 2002, respectively	29,789	29,789
Additional paid-in capital	16,408,851	15,387,562
Accumulated deficit	(10,520,442)	(8,314,707)

Total stockholders’ equity	5,918,198	7,102,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,587,318	$11,114,979

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
		(As Restated) See Note 3	(As Restated) See Note 3
NET REVENUES	$8,350,757	$10,138,250	$13,640,667
COST OF GOODS SOLD	2,958,309	3,532,754	4,345,451

GROSS PROFIT	5,392,448	6,605,496	9,295,216

OPERATING EXPENSES:
Selling and marketing expenses	3,588,480	4,175,236	6,335,810
General and administrative expenses	3,264,395	2,822,649	3,964,351
Research and development	—	—	47,628

Total operating expenses	6,852,875	6,997,885	10,347,789

OPERATING LOSS	(1,460,427)	(392,389)	(1,052,573)
OTHER INCOME (EXPENSE), net:
Interest (expense)	(416,476)	(372,790)	(550,825)
Interest income	14,264	1,984	8,483
Other income	228,370	173,809	75,000
Gain on sale of building	218,534	109,267	—

Total other income (expense), net	44,692	(87,730)	(467,342)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	(1,415,735)	(480,119)	(1,519,915)
EXTRAORDINARY ITEM - gain from forgiveness of debt, net of income taxes of $270,985 for the year ended December 31, 2002 (Note 1)	—	406,476	—

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,415,735)	(73,643)	(1,519,915)
PROVISION (BENEFIT) FOR INCOME TAXES	790,000	1,180,927	(297,142)

NET (LOSS)	$(2,205,735)	$(1,254,570)	$(1,222,773)

NET (LOSS) PER SHARE:
Basic and Diluted:
Loss per share before extraordinary item	($0.07)	($0.05)	($0.04)
Extraordinary item	$0.00	$0.01	$0.00

Net loss	($0.07)	($0.04)	($0.04)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,789,598	29,789,598	28,442,604

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock		Additional paid-in capital	(Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
BALANCES, December 31, 2000 (as restated)	28,438,903	$28,439	$15,035,261	$(5,837,364)	$9,226,336
Compensation costs related to options	—	—	8,646	—	8,646
Issuance of common stock shares from EPL settlement	1,350,695	1,350	93,198	—	94,548
Net loss	—	—	—	(1,222,773)	(1,222,773)

BALANCES, December 31, 2001(as restated, see Note 3)	29,789,598	29,789	15,137,105	(7,060,137)	8,106,757
Compensation costs related to options	—	—	12,514	—	12,514
Issuance of warrants as financing costs (Note 9)	—	—	28,696	—	28,696
Issuance of warrants to notes payable holders (Note 9)	—	—	209,247	—	209,247
Net loss	—	—	—	(1,254,570)	(1,254,570)

BALANCES, December 31, 2002 (as restated, see Note 3)	29,789,598	29,789	15,387,562	(8,314,707)	7,102,644
Compensation costs related to options	—	—	48,453	—	48,453
Issuance of warrants as financing costs (Note 9)	—	—	103,879	—	103,879
Issuance of warrants to notes payable holders (Note 9)	—	—	805,666	—	805,666
Issuance of warrants to notes payable holders (Note 15)	—	—	63,291	—	63,291
Net loss	—	—	—	(2,205,735)	(2,205,735)

BALANCES, December 31, 2003	29,789,598	$29,789	$16,408,851	$(10,520,442)	$5,918,198

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
		(As Restated) See Note 3	(As Restated) See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,205,735)	$(1,254,570)	$(1,222,773)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Gain from forgiveness of debt	—	(677,461)	—
Gain from sale of building	(218,534)	(109,267)	—
Sublease income from affiliate	(58,331)	(99,996)	(74,997)
Depreciation and amortization	183,679	242,515	838,601
Provision for doubtful accounts	(85,140)	(110,370)	292,956
Deferred taxes	800,466	1,681,878	(311,443)
Reserve for inventory obsolesence	(30,160)	(14,270)	—
Compensation costs related to options	48,453	12,514	8,646
Gain from conversion of notes payable sub-debt	(92,833)	—	—
Amortization of debt discount related to warrants issued to sub-debt creditors	143,766	20,873	—
Issuance of warrants to lender	—	—	140,309
Write-off in connection with accounts receivable conversion to note receivable	80,000	—	—
Changes in assets and liabilities:
Accounts receivable	261,065	973,147	27,588
Note receivable	10,500	—	—
Inventories	(61,743)	193,596	278,315
Prepaid expenses	(167,190)	(177,834)	74,811
Income taxes receivable	—	—	87,003
Prepaid television time	—	—	5,583
Other assets	20,725	25,595	(11,785)
Accounts payable	(154,913)	(988,417)	463,784
Accrued expenses	637,873	(7,040)	(301,187)

Net cash (used in) provided by operating activities	(888,052)	(289,107)	295,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,291)	(34,076)	(12,152)
Employee advances	19,723	21,553	23,099
Investment in affiliate	—	—	(150,000)

Net cash provided by (used in) investing activities	4,432	(12,523)	(139,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	2,760,000	1,125,000	—
Payments on notes payable sub-debt	(311,309)	(77,059)	(718,239)
Net payments on line of credit from bank	(126,028)	(865,276)	(321,848)
Deposits under sales contracts	—	(85,865)	1,223,265

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

	2003	2002	2001
		(As Restated) See Note 3	(As Restated) See Note 3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,439,043	(204,830)	339,536
CASH AND CASH EQUIVALENTS, beginning of year	261,623	466,453	126,917

CASH AND CASH EQUIVALENTS, end of year	$1,700,666	$261,623	$466,453

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$1,600	$13,600

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company completed the following transactions:

Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $58,331.

The Company also converted $427,437 of accounts receivable to a $347,437 note receivable and recorded a related charge of $80,000.

The holders of $260,000 of notes payable converted their notes, $8,000 of accrued interest thereon, and warrants to purchase 167,063 shares of the Company’s common stock at $0.20 per share into 767,000 shares of Oryxe Energy International common stock with a net book value of $112,000 and warrants to purchase 400,000 shares of the Company’s common stock at $0.09 per share with an estimated fair value of $63,000. In connection with this transaction, the Company recognized a gain upon conversion of the notes of $92,833.

Recorded $48,453 to additional paid-in capital for compensation costs related to stock options and warrants.

Recorded $972,836 to additional paid-in capital for issuance of warrants in connection with notes payable sub-debt.

Recorded a decrease of $218,534 to deferred gain related to the gain on sale of building.

During 2002, the Company completed the following transactions:

Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $99,996.

Completed the sale of its corporate headquarters at a one-time gain of $983,400 that is amortized over the related lease term.

The transaction resulted in a net decrease in property and equipment (land, building & improvements) of approximately $2,414,000 and a reduction in long-term liabilities, (notes payable & deposits under sales contracts) of approximately $3,398,000 offset by an increase in total liabilities (deferred gain) of $874,134 that will be recognized ratably through 2006.

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

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	BUSINESS

Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In September 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1998, Prolong International Holdings Ltd., was formed as a wholly-owned subsidiary of PIC. At the same time, Prolong International Ltd., was formed as a wholly-owned subsidiary of Prolong International Holdings Ltd. PIC, through its direct and indirect subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a patented complete line of high-performance and high-quality lubricants and appearance products.

Management’s Plans Regarding Financial Results and Liquidity – At December 31, 2003, the Company had working capital of approximately $704,300 and an accumulated deficit of approximately $10,520,400. The Company initiated vigorous expense-reduction strategies during the years 2002 and 2003. During 2002 and 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors (see Note 15) and $2,500,000 through the sale and issue of subordinated secured promissory notes and common stock purchase warrants to institutional investors (See Note 9). If these measures are not adequate, the Company will pursue additional expense reductions during 2004. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 15). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United Sates of America, include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts and transactions have been eliminated in consolidation.

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. The Company expensed $87,020, $0 and $0 for production costs in 2003, 2002 and 2001, respectively. As of December 31, 2003, capitalized infomercial production costs were $30,000, which the Company expects to amortize during 2004 and are included in prepaid assets, net.

Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 2003, 2002 and 2001, the total amounts expensed for television time were $993, $13,880 and $2,279, respectively. As of December 31, 2003 and 2002, there was no prepaid television time.

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

Trademarks and Intangible Assets and Goodwill - Trademarks and intangible assets are comprised of the trade secrets, trademarks, service marks and other such indefinite life intangible assets acquired from EPL Pro-Long, Inc. (Note 7). These assets along with goodwill are not amortized and are tested annually for impairment.

Patents – Patents are comprised of the patents acquired from EPL Pro-Long, Inc, (Note 7) that are being amortized over a period of fifteen years.

Other Assets – Other assets are comprised primarily of, deposits, and long-term employee advances.

Research and Development Expenses – Research and development expenses consist primarily of salaries, contract labor and lab testing fees to develop new products. All such costs are expensed in the year incurred.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

assets to determine whether or not an impairment to such value has occurred. Based on the Company’s analysis at December 31, 2003, there was no impairment of long-lived assets.

Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2003 and 2002, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments. At December 31, 2003 and 2002, management estimates that fair value of its investment in Oryxe Energy International, Inc. was approximately $1,800,000 and $2,200,000, respectively.

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

Revenue Recognition - Revenue is recognized when products are shipped based on “FOB shipping point” terms, which is when legal title transfers to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and management estimates of future returns. The Company generally does not accept returned goods, but the Company will review sales returns on a case-by-case basis. When returned goods are accepted by the Company, the goods must be in original packaging and be in full case quantities. The Company does not guarantee the resale of its products by its customers, nor warranty such to any of its independent dealers. Additionally, a 15% restocking fee is applied to all returned goods.

Marketing Allowances - The Company records marketing allowances as selling and marketing expenses in the accompanying statements of operations in accordance with EITF 01-9. Marketing allowances include allowances given to customers to obtain favorable display positions, mention in promotional advertising conducted by retailers, as well as other advertising and promotional activities that are specifically identifiable and whose costs are reasonably estimatable. The Company records marketing allowances in the period the related expenses are incurred. For the years ended December 31, 2003, 2002, and 2001, the Company incurred approximately $1,057,000, $1,348,000, and $1,486,000 of marketing allowances, respectively.

Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2003, 2002 and 2001, there was no difference between net income (loss) and comprehensive income (loss).

Net Income (Loss) Per Share - Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common-equivalent shares for each period presented. Common-equivalent shares include stock options assuming conversion under the treasury stock method. For the years ended December 31, 2003 and 2002, no options or warrants were included as common stock equivalents, as their effect would be antidilutive.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain reclassifications have been made to the prior years amounts to conform with the 2003 presentation.

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

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123. SFAS No. 148 does not however require fair value accounting for employee stock options. At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 12 The Company accounts for this plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Non-employee stock-based compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force (“EITF”) 96-18. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001
		(As Restated See Note 3)	(As Restated See Note 3)
Net (loss), as reported	$(2,205,735)	$(1,254,570)	$(1,222,773)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(70,881)	(82,956)	(174,910)

Net (loss), pro forma	$(2,276,616)	$(1,337,526)	$(1,397,683)

(Loss) per share:
Basic – as reported	$(0.07)	$(0.04)	$(0.04)
Basic – pro forma	$(0.08)	$(0.04)	$(0.05)
Diluted – as reported	$(0.07)	$(0.04)	$(0.04)
Diluted – pro forma	$(0.08)	$(0.04)	$(0.05)

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Freight Costs and Reimbursements of Freight Costs – In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations. For the years ended December 31, 2003, 2002 and 2001, freight-out costs amounting to $416,248, $479,334, and $607,240, respectively, have been recorded in selling and marketing expenses in the accompanying consolidated statements of operations.

Business Combinations - Effective the beginning of the first quarter of 2002, the Company completed the adoption of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill, and intangible assets with indefinite useful lives, will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In conjunction with the implementation of SFAS No. 142, the Company has completed an impairment analysis as of the beginning of 2004, 2003 and 2002 and determined that there was no impairment of its goodwill or trademarks and intangible assets.

Upon adoption of the new rules described above, the Company separately identified the estimated fair value of its trademarks and intangible assets and such amount has been presented on a separate line item in the accompanying consolidated balance sheets. Trademarks and intangible assets are not amortized and are tested annually for impairment as described above.

Also upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $146,342 and $73,171, respectively, in the accompanying consolidated balance sheets. Patents are amortized over their estimated useful lives of 15 years. Intangible assets are comprised of goodwill and trademarks and are not being amortized in accordance with the provisions of SFAS No. 142.

Recent Accounting Pronouncements - Effective as of July 1, 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company does not expect to identify any variable interest entities that must consolidated, but may be required to make additional disclosures.

3.	RESTATEMENT

The Company restated its 2002 and 2001 consolidated financial statements for the following transactions:

(1)

As described more fully in Note 7, in connection with the Company’s settlement of litigation with EPL shareholders in December 2001, the Company forgave $440,157 of advances that the Company made to EPL and the Company issued 1,350,695 shares of common stock valued at $94,548, based on the closing market price of the Company’s common stock on the settlement date. The Company considered this debt forgiveness and additional share issuance as additional purchase price rendered to the EPL shareholders and originally recorded an increase to goodwill of $534,705 upon executing the related settlement agreement in 2001. Subsequently, management re-examined relevant accounting literature, including Statement of Financial Accounting Standards (“SFAS”)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and SFAS No. 141, “Business Combinations,” and determined that the advances made to EPL should have been reflected as period expenses in the period in which such advances were made and that the value of the additional shares issued of $94,548 should be reflected as a period expense in 2001 when the settlement agreement was executed. As a result, goodwill decreased by $534,705 at December 31, 2001, and general and administrative expenses and net loss increased by $228,897 in 1999, $85,579 in 2000, and $220,229 in 2001.

(2)	In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28, “Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006.

The Company also made the following reclassifications within its 2002 and 2001 consolidated financial statements:

(3)	As of December 31, 2002, the Company reclassified $3,000,000 as the estimated value of its trademarks, trade secrets, licenses and other indefinite life intangible assets and presented such assets separately from goodwill in the accompanying consolidated balance sheets. There was no impact to the consolidated statements of operations for this reclassification.

(4)	For the year ended December 31, 2001, the Company reclassified $75,000 received from Oryxe Energy International, Inc. (“Oryxe”) in the form of shares of Oryxe’s common stock related to the Company providing administrative and facilities support services from general and administrative expenses to other income.

The consolidated financial data set forth below presents the Company’s consolidated balance sheets and statements of operations as of and for the years ended December 31, 2002 and 2001, on a comparative basis showing the amounts as previously reported and as restated.

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2002 (as previously reported)	2002 (as restated)	Change
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,623	$261,623	$—
Accounts receivable, net of allowance of doubtful accounts of $351,361 at December 31, 2002	1,622,414	1,622,414	—
Inventories, net	512,595	512,595	—
Prepaid expenses, net	351,637	351,637	—
Advances to employees, current portion	46,497	46,497	—
Net deferred tax assets	168,850	168,850	—

Total current assets	2,963,616	2,963,616	—
Property and equipment, net	329,985	329,985	—
Patents, net	426,829	426,829	—
Trademarks and other intangible assets	—	3,000,000	3,000,000
Goodwill	6,058,007	2,523,302	(3,534,705)
Net deferred tax assets, noncurrent	1,376,279	1,376,279	—
Investment in affiliate	324,993	324,993	—
Other assets	169,975	169,975	—

TOTAL ASSETS	$11,649,684	$11,114,979	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2002 (as previously reported)	2002 (as restated)	Change
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$981,388	$981,388	$—
Accrued expenses	409,163	409,163	—
Line of credit	863,592	863,592	—
Deferred gain on sale, current	—	218,534	218,534
Notes payable, current	291,577	291,577	—

Total current liabilities	2,545,720	2,764,254	218,534
Deferred gain on sale, noncurrent	—	655,600	655,600
Notes payable, noncurrent	592,481	592,481	—

Total liabilities	3,138,201	4,012,335	874,134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2002	29,789	29,789	—
Additional paid-in capital	15,387,562	15,387,562	—
Accumulated deficit	(6,905,868)	(8,314,707)	(1,408,839)

Total stockholders’ equity	8,511,483	7,102,644	(1,408,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,649,684	$11,114,979	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2002 (as previously reported)	2002 (as restated)	Change
NET REVENUES	$10,138,250	$10,138,250	$—
COST OF GOODS SOLD	3,532,754	3,532,754	—

GROSS PROFIT	6,605,496	6,605,496	—

OPERATING EXPENSES:
Selling and marketing expenses	4,175,236	4,175,236	—
General and administrative expenses	2,822,649	2,822,649	—
Research and development	—	—	—

Total operating expenses	6,997,885	6,997,885	—

OPERATING LOSS	(392,389)	(392,389)	—
OTHER INCOME (EXPENSE), net:
Interest (expense)	(372,790)	(372,790)	—
Interest income	1,984	1,984	—
Other income	173,809	173,809	—
Gain on sale of building	983,401	109,267	874,134

Total other income (expense), net	786,404	(87,730)	874,134

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	394,015	(480,119)	874,134
EXTRAORDINARY ITEM - gain from forgiveness of debt, net of income taxes of $270, 985 for the year ended December 31, 2002	406,476	406,476	—

INCOME BEFORE PROVISION FOR INCOME TAXES	800,491	(73,643)	874,134
PROVISION FOR INCOME TAXES	1,180,927	1,180,927	—

NET (LOSS)	$(380,436)	$(1,254,570)	$874,134

NET (LOSS) PER SHARE:
Basic and Diluted:
Loss per share before extraordinary item	($0.02)	($0.05)	($0.03)
Extraordinary item	$0.01	$0.01	$0.00

Net loss	($0.01)	($0.04)	($0.03)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,789,598	29,789,598	—

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2001 (as previously reported)	2001 (as restated)	Change
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$466,453	$466,453	$—
Accounts receivable, net of allowance of doubtful accounts of $461,731 at December 31, 2001	2,485,191	2,485,191	—
Inventories, net	691,921	691,921	—
Prepaid expenses, net	145,107	145,107	—
Advances to employees, current portion	31,578	31,578	—
Net deferred tax assets	877,455	877,455	—

Total current assets	4,697,705	4,697,705	—
Property and equipment, net	2,879,094	2,879,094	—
Intangible assets, net	6,558,007	6,023,302	(534,705)
Net deferred tax assets, noncurrent	2,349,552	2,349,552	—
Investment in affiliate	224,997	224,997	—
Other assets	232,042	232,042	—

TOTAL ASSETS	$16,941,397	$16,406,692	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2001 (as previously reported)	2001 (as restated)	Change
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,647,266	$2,647,266	$—
Accrued expenses	416,203	416,203	—
Line of credit	1,728,868	1,728,868	—
Notes payable, current	53,974	53,974	—

Total current liabilities	4,846,311	4,846,311	—
Deposits under building sales contract	1,223,265	1,223,265	—
Notes payable, noncurrent	2,230,359	2,230,359	—

Total liabilities	8,299,935	8,299,935	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding	29,789	29,789	—
Additional paid-in capital	15,137,105	15,137,105	—
Accumulated deficit	(6,525,432)	(7,060,137)	(534,705)

Total stockholders’ equity	8,641,462	8,106,757	(534,705)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,941,397	$16,406,692	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2001 (as previously reported)	2001 (as restated)	Change
NET REVENUES	$13,640,667	$13,640,667	$—
COST OF GOODS SOLD	4,345,451	4,345,451	—

GROSS PROFIT	9,295,216	9,295,216	—

OPERATING EXPENSES:
Selling and marketing expenses	6,335,810	6,335,810	—
General and administrative expenses	3,669,122	3,964,351	295,229
Research and development	47,628	47,628	—

Total operating expenses	10,052,560	10,347,789	295,229

OPERATING LOSS	(757,344)	(1,052,573)	(295,229)
OTHER INCOME (EXPENSE), net:
Interest (expense)	(550,825)	(550,825)	—
Interest income	8,483	8,483	—
Other income	—	75,000	75,000

Total other income (expense), net	(542,342)	(467,342)	75,000

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,299,686)	(1,519,915)	(220,229)
BENEFIT FOR INCOME TAXES	297,142	297,142	—

NET (LOSS)	$(1,002,544)	$(1,222,773)	$(220,229)

NET (LOSS) PER SHARE:
Basic and Diluted:
Net loss per share	($0.04)	($0.04)	$0.00

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	28,442,604	28,442,604	28,442,604

4.	NOTE RECEIVABLE

Note receivable at December 31, 2003 and 2002 consist of the following:

	2003	2002
Current portion	$24,000	$—
Long term portion	312,937	—

	$336,937	$—

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

On September 30, 2003, the Company converted $427,437 of accounts receivable to a $347,437 note receivable and recorded a related charge of $80,000. The note is subject to an interest rate of 5% on the principal balance which will be repaid in various monthly installments until April 1, 2006 when the principal balance remaining with any unpaid accrued interest is due in full.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

5.	INVENTORIES

Inventories at December 31, 2003 and 2002 consist of the following:

	2003	2002
Raw materials	$246,500	$307,218
Finished goods	398,276	275,815
Obsolescence reserve	(40,278)	(70,438)

	$604,498	$512,595

6.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consist of the following:

	2003	2002
Computer equipment	$298,127	$284,700
Office equipment	55,753	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	19,817	17,953
Molds and dies	233,117	233,117

	1,358,389	1,343,098
Less accumulated depreciation	(1,123,621)	(1,013,113)

	$234,768	$329,985

7.	ACQUISITION OF EPL PRO-LONG, INC.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

On December 28, 2001, in settlement of litigation, the Company issued 1,350,695 shares of common stock valued at $94,548 and the Company forgave amounts owed to it of $440,157 as additional consideration for the business assets of EPL Pro-Long, Inc. (See Note 3).

8.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2003	2002
Accrued royalties	$114,413	$72,187
Accrued legal expenses	506,439	62,358
Payroll and payroll taxes	150,634	117,651
Accrued commissions	73,321	76,112
Other	193,824	80,855

	$1,038,631	$409,163

9.	NOTES PAYABLE

Notes payable consist of the following at December 31, 2003:

a) Various subordinated secured promissory notes payable to accredited investors in 2002 bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$761,127

b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,500,000

1)      Monthly interest only payments at 8% per annum for the period November 24, 2003 through June 30, 2004.

2)      Monthly interest only payments at 14% per annum for the period July 1, 2004 through November 30, 2004.

3)      Monthly principal and interest payments of $46,850 at 14% per annum for the period December 1, 2004 through October 31, 2008.

4)      All unpaid principal and interest to be paid in a lump sum payment on November 24, 2008. The securities purchase agreement contains certain defined EBITDA ratio’s and tangible net worth financial covenants, which becomes effective starting with the period ending March 31, 2004.

3,261,126
Less current maturities	(653,852)

2,607,274
Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(850,276)

$1,756,998

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following are annual minimal principal payments due under notes payable:

Year ending December 31,
2004	$653,852
2005	374,520
2006	266,271
2007	306,037
2008	1,660,446

$3,261,126

In connection with the Company’s issuance of the subordinated secured promissory notes payable in 2002 described in (a) above, the Company issued warrants to purchase an aggregate of 2,250,000 shares of common stock to related note holders and warrants to purchase an aggregate of 247,000 shares of common stock as broker commissions. Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. Warrants issued as commissions have been presented in the accompanying 2002 balance sheet as prepaid expenses at their estimated fair value of $28,000, based on the Black-Scholes valuation model (Note 13), amortized over the expected terms of the related promissory notes.

In connection with the Company’s issuance of the secured promissory notes payable in 2003 described in (b) above, the Company issued warrants to purchase an aggregate of 5,957,918 shares of common stock to related note holders and warrants to purchase an aggregate of 595,791 shares of common stock as broker commissions. Each warrant issued to the note holders allows the note holder to purchase one share of the Company’s common stock at $0.06 per share for a period of ten years and the broker commission warrants entitle the holder to purchase shares of the Company’s common stock at $0.24 per share for a period of ten years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $805,666 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. Warrants issued as commissions have been presented in the accompanying balance sheets as prepaid expenses at their estimated fair value of $103,879, based on the Black-Scholes valuation model (Note 13), amortized over the expected terms of the related promissory notes.

10.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at December 31, 2003, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of December 31, 2003, $737,564 was outstanding under the credit facility.

11.	GAIN ON SALE OF LAND AND BUILDING

On December 31, 2001, Prolong Super Lubricants, Inc. (PSL) sold its 6 Thomas, Irvine, CA headquarters land and building to an investment group for $3,675,000. The buyers made a cash down payment of approximately $1,138,667, took “subject to” the existing 1st trust deed in favor of Bank of America, FSB in the amount of $1,609,057, took “subject to” the 2nd trust deed in favor of CDC Small Business Finance in the amount of $675,276, and legally assumed the 3rd trust deed loan in favor of ABQ Dolphin LP in the amount of approximately $252,000. From the cash down payment received by PSL, $423,000 was applied as a principal payment on the ABQ Dolphin LP 3rd trust deed loan. On June 28, 2002, the buyer secured a new loan by a first deed of trust, paying off the three existing loans of record and the Company’s contractual obligations under these loans were completely satisfied.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

In connection with this sale, the Company recorded a deferred gain of $983,400. Because of the Company’s concurrent lease-back of these facilities (as described below), accounting rules require the Company to defer and recognize the gains over the term of the related lease agreements in equal monthly amounts. However, the Company did not recognize any gain on this sale through June 28, 2002, because of its legal and contractual obligations under related mortgage debts. Upon the satisfaction of these mortgage debts on June 28, 2002, the Company began to recognize the gain over the remainder of the lease term through December 31, 2006. As a result, the Company recognized gains aggregating $218,534 and $109,267, in the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company has deferred gains of $655,600 and $874,134, respectively.

At the closing, the Company entered into a lease of the building with the buyer for a period of sixty months on the lower floor and eighteen months on the upper floor, and continued its business operations in the building. During April 2002, PSL amended the lease to provide for a 60-month tenancy of the entire building, with options to renew for one additional five-year period.

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

The Company subleased a portion of the office space to several tenants for approximately $11,000 a month. The Company is continuing to look to sublease additional space of the building during 2004.

12.	STOCKHOLDERS’ EQUITY

During 2001, in settlement of litigation, the Company issued 1,350,695 shares of common stock at a per share price of $0.07 as additional consideration for the business assets of EPL Pro-Long, Inc. (Note 7).

13.	STOCK OPTIONS

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2000	2,181,361	$1.47
Granted	320,000	$0.22
Canceled	(1,587,861)	$(1.76)
Exercised	—	—

OUTSTANDING, December 31, 2001	913,500	$0.51
Granted	1,482,500	$0.10
Canceled	(329,500)	($0.70)
	—	—

OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	—	—
Canceled	(206,000)	($0.18)
Exercised	—	—

OUTSTANDING, December 31, 2003	1,860,500	$0.19

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Outstanding options vest over periods ranging from one to five years. During 2003 and 2002, the Company issued stock options aggregating 0 and 172,500, respectively, to outside consultants. During 2003 and 2002, the Company recorded approximately $35,453 and $6,100 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 2003 and 2002 respectively.

As of December 31, 2003 and 2002, options to purchase 852,375 and 469,250 respectively, shares of common stock were exercisable.

The fair value of options granted was estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 96.0% to 109.0%, risk-free interest rate of 5.0%, and an expected life of 10 years.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

14.	INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Current:
Federal	$—	$(229,966)	$—
State	1,600	—	1,600

	1,600	(229,966)	1,600
Deferred:
Federal	390,878	1,391,271	(250,039)
State	397,522	290,607	(48,703)

	788,400	1,681,878	(298,742)

	$790,000	$1,451,912	$(297,142)

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate, as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
		(As Restated)	(As Restated)
Federal statutory income tax rate	$(385,168)	$65,031	$(449,894)
State income taxes, net of federal benefit	271,383	87,834	(32,144)
Non-deductible goodwill	24,878	24,728	149,500
Foreign operations	—	1,760	(65,879)
Increase in valuation allowance	958,715	1,234,705	74,878
Other	(79,808)	37,864	26,397

	$790,000	$1,451,912	$(297,142)

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 2003 and 2002:

	2003	2002
		(As Restated)
Deferred tax liabilities:
State taxes	$(52,104)	$(191,364)
Deferred tax assets:
Accrued vacation	31,567	46,683
Allowance for doubtful accounts	105,549	40,023
Inventory reserve	17,256	30,176
Accrued expenses	168,441	60,578
Fixed assets	9,493	4,018
Foreign losses	—	110,500
Net operating loss	3,355,963	2,805,630
Other	150,833	55,390

Gross deferred tax asset	3,786,998	2,961,634
Valuation allowance	(3,042,335)	(1,416,505)

Net deferred tax assets	$744,663	$1,545,129

During the year ended December 31, 2003, the Company recorded a provision for income taxes aggregating $790,000 to increase the valuation allowance against a portion of its net deferred tax assets. Management assesses the realizability of deferred tax assets by considering whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies, including the possible sale of appreciated assets, and future taxable income in making this assessment. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial conditions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.

As of December 31, 2003, the Company has federal net operating loss carryforwards of approximately $8,206,000 which expire in 2018 through 2022 to offset future taxable income; and the Company has state net operating loss carryforwards of approximately $7,590,000 which expire in 2006 and 2010 through 2013 to offset future taxable income.

15.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued common stock in PEEC, as well as warrants to purchase additional shares of common stock. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”) The Company provided Oryxe with administrative and facilities services support in the amount of $233,324 during the period April 1, 2001 through July 31, 2003. In exchange for the Company’s investment, and the services provided (total investment of $383,324), the Company has acquired approximately 10% of the issued and outstanding common stock of Oryxe.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

During the quarter ended June 30, 2003, the Company issued convertible promissory notes, which were automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase 400,000 shares of common stock at $0.09 per share having an estimated fair value aggregating $63,291. The transaction reduced the Company’s investment in Oryxe to $271,044, which represents an approximate 6.5% interest in Oryxe as of December 31, 2003.

16.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office equipment under operating leases over lease terms ranging from one to four years. Lease expense was $58,135, $92,043 and $93,393 for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 11 for description of lease terms for the Company’s operating facility.

Royalties - In 1996, the Company entered into a service and endorsement contract with Al Unser-whereby the Company agreed to pay royalties on all net lubricant retail sales at rates that varied during each year of the agreement. The current applicable royalty rate though the balance of the term of the agreement, October 31, 2004, is 0.6%. For each year during the term of the agreement, the Company pays a guaranteed minimum payment of $75,000. The maximum annual payment during the balance of the term is $125,000. During 2003, the Company expended $80,525 under this agreement. For the years ended December 31, 2003, 2002 and 2001, the Company expensed approximately $80,525, $71,147 and $74,330, respectively, under this arrangement.

In connection with the notes payable described in Note 9, Item b, Prolong agrees to make quarterly royalty payments to the note holders in an aggregate amount (pro rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The maximum annual expense during the balance of the agreement is $150,000. During 2003, Prolong expended $15,750 under this agreement which is included in sales and marketing expenses.

The Company received $100,000 in connection with an “Infomercial Participation Agreement” with Lubrication Solutions. Under this agreement, the Company agreed to pay royalties equal to 1% of Gross Revenue (as defined in such agreement) from the sales generated by the new long form direct response television infomercial (expected to start airing in 2004), up to an aggregate maximum payment of $250,000. During 2003, Prolong recorded no expenses under this agreement.

Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The Company is committed to aggregate future payments under these agreements of approximately $50,000, all of which is payable in 2004. Endorsement and sponsorship expenses charged to operations related to these agreements was approximately $24,863, $74,830, and $176,125 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Litigation - On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleges breach of

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from Defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc. It remains undisputed that the EPL Defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987. The court has ruled that the case can proceed as a class action. At this time, the matter is scheduled for trial during the summer of 2004. Although, management believes that there is no merit to the plaintiffs’ complaint, and the Company is vigorously defending against the claims, the Company has begun settlement discussions with the plaintiff. Accordingly, the Company has accrued for the expected settlement costs based on current facts and circumstances.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

17.	SEGMENT REPORTING AND CUSTOMER INFORMATION

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

During 2003, four customers accounted for approximately 25.6%, 17.1%, 13.2% and 11.7% respectively, of net revenues. As of December 31, 2003, four customers each accounted for over 10.0%, and in aggregate accounted for 69.6% of the balance of accounts receivable.

During 2003, international sales comprised 10.3% of revenues which was derived from sales to various international distributors. As of December 31, 2003, the Company has no assets located in foreign countries.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED) (NOTE 3)

	Net Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) per Share
				Basic	Diluted
Quarter ended:
March 31, 2002	$2,885,925	$1,893,052	$131,878	$0.00	$0.00
June 30, 2002	2,487,312	1,691,781	(84,694)	(0.03)	(0.03)
September 30, 2002	2,627,994	1,694,368	85,205	0.03	0.03
December 31, 2002	2,137,019	1,326,295	(1,386,959)	(0.05)	(0.05)

	$10,138,250	$6,605,496	$(1,254,570)	$(0.05)	$(0.05)

Quarter ended:
March 31, 2003	$2,188,061	$1,436,194	$(187,725)	$(0.01)	$(0.01)
June 30, 2003	2,033,852	1,308,548	(579,198)	(0.02)	(0.02)
September 30, 2003	2,223,794	1,453,958	(401,775)	(0.01)	(0.01)
December 31, 2003	1,905,050	1,193,748	(1,037,037)	(0.03)	(0.03)

	$8,350,757	$5,392,448	$(2,205,735)	$(0.07)	$(0.07)

FOURTH QUARTER ADJUSTMENTS

2002 -

The net loss for the fourth quarter of 2002 includes the following: 1) a reserve of approximately $25,000 against certain accounts receivable; and 2) a reserve of approximately $78,000 for estimated sales returns and, 3) a valuation reserve of $937,500 against deferred tax assets. Each of these reserves

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

were recorded based on information which became available or changes in strategic direction which were made during the fourth quarter of 2002.

2003 -	The net loss for the fourth quarter of 2003 includes the following: 1) a net additional reserve of $50,000 for estimated sales product warranty; and 2) a net additional reserve of approximately $445,000 for estimated legal claims settlements. Each of these reserves were recorded based on information which became available or changes in strategic direction which were made during the fourth quarter of 2003.

The quarterly financial data presented above includes the impact of the restatements described in Note 3.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$351,361	$—	$—	$85,140	$266,221
Inventory reserves	70,438	—	—	30,160	40,278
Net deferred tax asset valuation allowance	937,500	790,000	—	8,500	1,719,000

Total	$1,359,299	790,000	—	$123,800	$2,025,499

Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$461,731	$19,038	$—	$129,408	$351,361
Inventory reserves	84,708	—	—	14,270	70,438
Other assets reserve	581,713	—	—	581,713	—
Net deferred tax asset valuation allowance	—	937,500	—	—	937,500

Total	$1,128,152	$956,538	$—	$725,391	$1,359,299

Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$168,775	$304,436	$—	$11,480	$461,731
Inventory reserves	943,839	—	—	859,131	84,708
Other assets reserve	581,713	—	—	—	581,713

Total	$1,694,327	$304,436	$—	$870,611	$1,128,152

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PROLONG INTERNATIONAL CORPORATION

FORM 10-K

Exhibit Index

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.3	Rights Agreement, dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997). July 3, 1997).

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicolaas Rosier (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2001).

10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001, amount PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003.

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003.

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein.

10.40	Form of Secured Promissory Note, dated November 24, 2003.

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003.

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein.

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP.

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.