Form 10QSB
period 2004-03-31
PROLONG INTERNATIONAL CORP
filed 2004-05-20
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No 001-14123

PROLONG INTERNATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	6 Thomas, Irvine, CA 92618	74-2234246
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S Employer Identification Number)

(949) 587-2700

(Issuer’s telephone number)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at May 20, 2004
Common Stock, $.001 par value	29,900,848

Transitional small business disclosure format:    Yes  ☐    No  ☒

Page 1 of 18 Pages

Exhibit Index on Page 17

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB

Item 1. Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$797,711	$1,700,666
Accounts receivable, net of allowance for doubtful accounts of $266,221 at March 31, 2004 and at December 31, 2003, respectively	1,700,070	1,019,052
Note receivable, current portion	28,500	24,000
Inventories, net	874,364	604,498
Prepaid television time	20,000	—
Prepaid expenses, net	664,813	622,706
Advances to employees, current portion	30,000	50,058
Net deferred tax assets	158,384	158,384

Total current assets	4,273,842	4,179,364
Property and equipment, net (Note 5)	221,671	234,768
Note receivable, noncurrent	305,437	312,937
Patents, net	335,366	353,658
Trademarks and intangible assets	3,000,000	3,000,000
Goodwill	2,523,302	2,523,302
Net deferred tax assets, noncurrent	473,279	586,279
Investment in affiliate	271,044	271,044
Other assets	164,159	125,966

TOTAL ASSETS	$11,568,100	$11,587,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,003,949	$826,475
Accrued expenses	1,093,836	1,038,631
Line of credit (Note 6)	1,064,074	737,564
Notes payable, current (Note 7)	703,584	653,852
Deferred gain, current (Note 3)	218,534	218,534

Total current liabilities	4,083,977	3,475,056
Deferred gain, noncurrent (Note 3)	382,433	437,066
Notes payable, noncurrent (Note 7)	1,682,728	1,756,998

Total liabilities	6,149,138	5,669,120

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,893,348 and 29,789,598 shares issued and outstanding at March 31, 2004 and December 31, 2003	29,893	29,789
Additional paid-in capital	16,419,122	16,408,851
Accumulated deficit	(11,030,053)	(10,520,442)

Total stockholders’ equity	5,418,962	5,918,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,568,100	$11,587,318

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(As Restated) See Note 3
NET REVENUES	$2,299,222	$2,188,061
COST OF GOODS SOLD	805,661	751,867

GROSS PROFIT	1,493,561	1,436,194

OPERATING EXPENSES:
Selling and marketing	1,064,431	856,603
General and administrative	757,194	741,309

Total operating expenses	1,821,625	1,597,912

OPERATING LOSS	(328,064)	(161,718)

OTHER INCOME (EXPENSE), net:
Interest expense	(166,555)	(113,683)
Interest income	5,982	19
Related party other income	23,985	24,999
Other income	13,408	8,025
Gain on sale of building	54,633	54,633

Total other income (expense)	(68,547)	(26,007)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(396,611)	(187,725)
PROVISION FOR INCOME TAXES	113,000	—

NET (LOSS)	$(509,611)	$(187,725)

NET (LOSS) PER SHARE:
Basic and Diluted:
Net (loss)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,828,362	29,789,598

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(As Restated) See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(509,611)	$(187,725)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sale of building	(54,633)	(54,633)
Sublease income from affiliate for investment	—	(24,999)
Depreciation and amortization	43,684	46,424
Provision for doubtful accounts	—	1,679
Deferred taxes	113,000	—
Reserve for inventory obsolescence	(3,150)	15,933
Amortization of debt discount related to warrants issued to sub debt creditors	72,868	32,585
Changes in assets and liabilities:
Accounts receivable	(681,018)	(337,665)
Note receivable	3,000	—
Inventories	(266,716)	(91,123)
Prepaid expenses	(42,107)	48,765
Prepaid television time	(20,000)	—
Other assets	(38,108)	82
Accounts payable	177,474	(108,595)
Accrued expenses	55,205	147,439

Net cash used in operating activities	(1,150,112)	(511,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,295)	(9,179)
Employee advances	19,973	(446)

Net cash provided by (used in) investing activities	7,678	(9,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable sub-debt	(97,406)	(37,639)
Net proceeds from line of credit from bank	326,510	320,120
Proceeds from issuance of common stock	10,375	—

Net cash provided by financing activities	239,479	282,481

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(902,955)	(238,977)

CASH AND CASH EQUIVALENTS, beginning of period	1,700,666	261,623

CASH AND CASH EQUIVALENTS, end of period	$797,711	$22,646

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—

Interest paid	$93,687	$81,098

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company recorded a decrease of $54,633 to deferred gain related to the sale of building.

During 2003, the Company completed the following transactions:

Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $24,999.

Recorded a decrease of $54,633 to deferred gain related to the gain on sale of building.

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS

Prolong International Corporation (PIC) is a Nevada corporation originally organized on August 24, 1981. In September 1995, PIC acquired 100% of the outstanding stock of Prolong Super Lubricants, Inc. (PSL), a Nevada corporation. In 1998, Prolong International Holdings Ltd. was formed as a wholly owned subsidiary of PIC. At the same time, Prolong International Ltd. was formed as a wholly owned subsidiary of Prolong International Holdings Ltd. PIC, through its subsidiaries, is engaged in the manufacture, sale and worldwide distribution of a complete line of patented high-performance and high-quality lubricants and appearance products.

Management’s Plans Regarding Financial Results and Liquidity – At March 31, 2004, the Company had working capital of approximately $190,000 and an accumulated deficit of approximately $11,030,000. The Company initiated vigorous expense reduction strategies during the years 2002 and 2003. During 2002 and 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors (see Note 9) and $2,500,000 through the sale and issue of subordinated secured promissory notes and common stock purchase warrants to institutional investors (See Note 7). If these measures are not adequate, the Company will pursue additional expense reductions during 2004. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 9). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Form 10-K for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission.

3.	RESTATEMENT OF PRIOR YEAR INTERIM PERIOD

In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28, “Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006. The Company recognized a gain on sale of building of $54,633 in the three months ended March 31, 2004 and March 31, 2003, respectively.

4.	INVENTORIES

Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)
Raw materials	$477,304	$246,500
Finished goods	434,188	398,276
Obsolescence reserve	(37,128)	(40,278)

	$874,364	$604,498

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)
Computer equipment	$309,074	$298,127
Office equipment	57,101	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	19,817	19,817
Molds and dies	233,117	233,117

	1,370,684	1,358,389
Less accumulated depreciation	(1,149,013)	(1,123,621)

	$221,671	$234,768

6.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at March 31, 2004, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of March 31, 2004, $1,064,074 was outstanding under the credit facility.

7.	NOTES PAYABLE

Notes payable consist of the following as of March 31, 2004:

a) Various subordinated secured promissory notes payable to accredited investors in 2002 bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$663,719

b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,500,000

1)      Monthly interest only payments at 8% per annum for the period November 24, 2003 through June 30, 2004.

2)      Monthly interest only payments at 14% per annum for the period July 1, 2004 through November 30, 2004.

3)      Monthly principal and interest payments of $46,850 at 14% per annum for the period December 1, 2004 through October 31, 2008.

4)      All unpaid principal and interest to be paid in a lump sum payment on November 24, 2008. The securities purchase agreement contains certain defined EBITDA ratio’s and tangible net worth financial covenants, which becomes effective starting with the period ending March 31, 2004. At March 31, 2004, the Company was in compliance or had received waivers from the majority noteholder for all financial covenants.

3,163,719

Less current maturities	(703,584)

2,460,135

Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(777,407)

$1,682,728

The following are the remaining annual minimum principal payments due under the subordinated secured promissory notes:

Year ending December 31,
2004	$556,445
2005	374,520
2006	266,271
2007	306,037
2008	1,660,446

$3,163,719

In connection with the Company’s issuance of the subordinated secured promissory notes payable in 2002 described in (a) above, the Company issued warrants to purchase an aggregate of 2,250,000 shares of common stock to related note holders and warrants to purchase an aggregate of 247,000 shares of common stock as broker commissions. Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. As of March 31, 2004 the remaining debt discount was $25,453.

In connection with the Company’s issuance of the secured promissory notes payable in 2003 described in (b) above, the Company issued warrants to purchase an aggregate of 5,957,918 shares of common stock to related note holders and warrants to purchase an aggregate of 595,791 shares of common stock as broker commissions. Each warrant issued to the note holders allows the note holder to purchase one share of the Company’s common stock at $0.06 per share for a period of ten years and the broker commission warrants entitle the holder to purchase shares of the Company’s common stock at $0.24 per share for a period of ten years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $805,666 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. As of March 31, 2004 the remaining debt discount was $751,955.

8.	CONTINGENCIES

On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleges breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from Defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc. It remains undisputed that the EPL Defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987. The court has ruled that the case can proceed as a class action. A framework for settlement of the dispute has been reached and the parties are preparing the agreement for filing with the court for approval. Accordingly, the Company has accrued for the expected settlement charge based on the current facts and circumstances.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

9.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued 1,008,564 shares of common stock in PEEC, as well as a fully-vested warrant to purchase an additional 2,625,415 shares of common stock at a price of $.171 per share. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). The Company provided Oryxe with administrative and facilities services support in the amount of $233,324 during the period April 1, 2001 through July 31, 2003. In exchange for the Company’s investment, and the services provided (total investment of $383,324), the Company has acquired approximately 10% of the issued and outstanding common stock of Oryxe.

During the quarter ended June 30, 2003, the Company issued convertible promissory notes, which were automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock at $0.09 per share having an estimated fair value aggregating $63,291. The transaction reduced the Company’s investment in Oryxe to $271,044, which represents an approximate 6.5% interest in Oryxe as of March 31, 2004.

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

Also upon adoption of the new rules described above, the Company separately identified the estimated fair value of its patents and such amount has been presented on a separate line item, net of related accumulated amortization of $164,634, in the accompanying consolidated balance sheets. Patents are amortized over their estimated useful lives of 15 years.

11.	STOCK OPTIONS

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

Three Months Ended March 31,2004
(unaudited)
Net (loss) as reported	$(509,611)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(17,700)

Net (loss) pro forma	$(527,311)

Earnings (loss) per share:
Basic – as reported	$(0.02)
Basic – pro forma	$(0.02)
Diluted – as reported	$(0.02)
Diluted – pro forma	$(0.02)

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	—	—
Canceled	(206,000)	$0.18
Exercised	—	—

OUTSTANDING, December 31, 2003	1,860,500	$0.19
Granted	—	—
Canceled	—	—
Exercised	(103,750)	$(0.10)

OUTSTANDING, March 31, 2004	1,756,750	$0.19

Outstanding options vest over periods ranging from one to five years. During the three months ended March 31, 2004, there were no options issued by the Company to either non-employees or employees.

As of March 31, 2004, options to purchase 774,875 shares of common stock were exercisable.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model that considers various weighted average assumptions, including dividend yields, expected volatility of Company stock, risk-free interest rates, and expected option life.

ITEM 2:

PROLONG INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

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

Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other periodic reports filed with the Securities and Exchange Commission. In particular, there are certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K for the year ended December 31, 2003, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

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

Revenue, Receivables and Inventory - The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. In addition, the Company records reductions to revenue for estimated product returns and allowances such as competitive pricing programs. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result. The Company provides reserves for estimated product warranty costs at the time revenue is recognized. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company records reserves against its inventory for estimated obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

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

RESULTS OF OPERATIONS

The following table shows the Company’s operating results as a percentage of net revenues.

	Three Months Ended March 31,
	2004	2003
		(As Restated) In Note 3
Net revenues	100.0%	100.0%
Cost of goods sold	35.0%	34.4%

Gross profit	65.0%	65.6%
Selling and marketing expenses	46.3%	39.1%
General and administrative expenses	32.9%	33.9%

Operating (loss) income	(14.2)%	(7.4)%
Other (expense) income	(3.0)%	(1.2)%

(Loss) before income taxes	(17.2)%	(8.6)%
Provision for income taxes	(4.9)%	—

Net (loss)	(22.1)%	(8.6)%

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net revenues for the three months ended March 31, 2004 were approximately $2,299,000 as compared to approximately $2,188,000 for the comparable period of the prior year, an increase of $111,000 or 5.1%. Revenues for the three month period ended March 31, 2004 consisted of: retail sales of $1,797,000 and international and other sales of $502,000. Revenues for the three month period ended March 31, 2003 consisted of: retail sales of $1,935,000 and, international and other sales of $253,000.

During the first quarter of 2004, retail sales were 78.2% of net revenues while international and other sales comprised 21.8% of net revenues. During the first quarter of 2003, retail sales were 88.40% of net revenues while international and other sales comprised 11.6% of net revenues. The lower retail sales for the period ended March 31, 2004 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $138,000. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure and general economic factors. The increase of $249,000 in international and other sales is attributable to new incremental sales in China and increased sales in the industrial division related to the new distributor program.

Cost of goods sold for the three month period ended March 31, 2004 was $806,000 as compared to $752,000 for the comparable period of the prior year, an increase of $54,000 or 7.1%. As a percentage of net revenues, cost of goods sold increased from 34.4% for the three months ended March 31, 2003 to 35.0% for the three months ended March 31, 2004. The increase in 2004 was mainly attributable to a shift in sales mix, relating to the increase in international sales which carry a lower gross margin. The trend of declining gross profit margins is mainly attributable to the sale of several lubricant products with lower gross margins, the continuing decline in net revenues, and an increase in warehouse overhead costs and freight costs. Management expects that this trend will continue until the Company can increase sales, which will allow the Company to allocate certain fixed costs to a greater number of product sales.

Selling expenses of $1,064,000 for the three months ended March 31, 2004 represented an increase of $208,000 over the comparable period of the prior year. This 24.3% increase was primarily the result of increased expenses in customer sales allowances to promote the sales efforts and increased spending in television media advertising. Selling and marketing expenses as a percentage of net revenues were 46.3% for the period ended March 31, 2004 versus 39.1% for the previous year.

General and administrative expenses for the three months ended March 31, 2004 were $757,000 as compared to $741,000 for the three months ended March 31, 2003, an increase of $16,000 or 2.2%. This increase is primarily attributable to an increase in fees to professional advisors in connection with a registration statement that we were required to file with respect to the debt financing we received in November 2003. As a percentage of net revenues, general and administrative expenses decreased from 33.9% in 2003 to 32.9% in 2004.

Net interest expense of $167,000 for the three months ended March 31, 2004 represented an increase of $53,000 over the comparable period in 2003. The increase is attributable to the additional interest expenses relating to the secured promissory notes issued by the Company in November 2003.

Other income for the three months ended March 31, 2004 was $37,000 as compared to $33,000 for the three months ended March 31, 2003. The gain on the sale of building was $55,000 respectively for the three months ended March 31, 2004 and March 31, 2003 (See Note 3 to consolidated condensed financial statements).

The provision for income taxes was $113,000 for the three month period ended March 31, 2004 as compared to none for the three months ended March 31, 2003. The provision results from an increase in the valuation allowance of $113,000 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the three month period ended March 31, 2004 was approximately $(510,000) as compared to a net loss of approximately $(188,000) for the comparable period in the prior year, an increase of $(322,000). The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a net working capital of approximately $190,000 as compared to $704,300 at December 31, 2003, representing a decrease of $514,300. Cash used in operating activities during the three month period ended March 31, 2004, was $1,150,000, primarily consisting of net losses, increases in accounts receivable of $681,000 and inventories of $267,000, offset by a decrease in deferred taxes of $113,000 and an increase in accounts payable of $177,000. The accounts receivable and inventory increases resulted from an increase in the current period net revenues and the granting of extended terms in international sales. Additionally, the Company provided $7,700 in investing activities and provided $239,000 from financing activities which were primarily net reductions in outstanding subordinated secured promissory notes offset by proceeds from the credit facility entered into on February 26, 2003.

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility (the “Accounts Receivable Purchasing Agreement”) with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index 4.75% at March 31, 2004), plus 2.25%. Additionally, the Company is obligated under the Accounts Receivable Purchasing Agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of March 31, 2004, $1,064,074 was outstanding under the credit facility.

At March 31, 2004, the Company had working capital of approximately $190,000 and an accumulated deficit of approximately $11,030,000. The Company initiated vigorous expense-reduction strategies during the years 2002 and 2003. During 2002 and 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. During 2002 the Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. If these measures are not adequate, the Company will pursue additional expense reductions during 2004. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors and $2,500,000 through the sale and issue of secured promissory notes and common stock purchase warrants with institutional investors. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital. Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

RECENT ACCOUNTING ANNOUNCEMENTS

STOCK-BASED COMPENSATION

We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

ITEM 3:

CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “1934 Act”)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the 1934 Act.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PROLONG INTERNATIONAL CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 of the notes to consolidated condensed financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 31, 2004, the Company filed a Current Report on Form 8-K to report the announcement of the appointment of two additional members to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: May 20, 2004	/s/ Nicolaas Rosier
Nicolaas Rosier
Chief Financial Officer (Principal Financial Officer)