Form 10-K/A
period 2003-12-31
PROLONG INTERNATIONAL CORP
filed 2004-06-04
CIK 1016965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K /A

(Amendment No. 1)

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

The number of outstanding shares of the Registrant’s Common Stock as of April 5, 2004 was 29,893,348.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for Prolong International Corporation for the fiscal year ended December 31, 2003, (the “Report”), by revising certain information contained in Items 7, 10 and 13 of the Report, and in the consolidated statement of operations and consolidated statement of cash flows, and also attaches Exhibits 10.39, 10.40, 10.43, 23.1, 31.1, 31.2 and 32. On April 16, 2004, Prolong International Corporation filed an Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-112299) with the Securities and Exchange Commission (the “Commission”). In connection with its review of that filing, the Commission also reviewed the Report. As a result of the Commission’s review of the Report, Prolong International Corporation is filing this Amendment to clarify certain disclosures contained in the Report to address comments from the Commission.

This Annual Report on Form 10-K/A contains forward-looking statements relating to future events or the future financial performance of the Registrant, including but not limited to statements contained in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Which May Affect Future Operating Results.” Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K/A, including, but not limited to, matters set forth in “Factors Which May Affect Future Operating Results,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

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

Products

Prolong markets a variety of products, some of which are based on AFMT. AFMT is a patented extreme-pressure lubricant formula which can be blended with many other lubricants and formulations to create a wide variety of individual lubricant products

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

with superior extreme pressure friction fighting characteristics. AFMT can also be blended with other constituents to create additional products, which may be added to Prolong’s product line. AFMT bonds to the metal surfaces with which it comes into contact, resulting in reduced friction and heat buildup when subjected to pressure. Prolong believes that AFMT is most effective in extreme pressure applications, where metal-to-metal contact occurs in severe conditions, such as: gears (at the contact point where the teeth of the gear touch each other—for example in hypoid gears); engines (at the contact points where metal to metal pressure squeezes out the normal boundary lubrication—for example where the camshaft contacts the lifters; where the main bearings contact the crankshaft; where the rod bearings contact the rod and the bearing cap); and machinery (at the metal to metal contact points where surface or boundary lubrication breaks down metal contacts under heavy loads—for example in a steel mill where rolling steel contacts steel rollers).

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

Prolong markets the following products, each of which can be utilized in multiple applications:

LUBRICANTS

Prolong Anti-Friction Metal Treatment “AFMT”—This is Prolong’s fundamental lubricating oil which is made according to a patented formula for use as an extreme pressure lubricant. It is packaged in concentrate form and is designed to be added by the customer to the lubrication oils in engines, gears, and other machinery.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

In connection with the notes payable described in Note 9, Item b of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, Prolong agrees to make quarterly royalty payments to the note holders in an aggregate amount (pro rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue (as defined in the Securities Purchase Agreement for the notes) for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The maximum annual expense during the balance of the agreement is $150,000. During 2003, Prolong expended $15,750 under this agreement.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

ITEM 6. Selected Financial Data

Restatement

The Company restated its 2001 and 2002 consolidated financial statements for the following transactions:

(1)	In connection with the Company’s settlement of litigation with EPL shareholders in December 2001, the Company forgave $440,157 of advances that the Company made to EPL for the payment of certain operating expenses and the Company issued 1,350,695 shares of common stock valued at $94,548, based on the closing market price of the Company’s common stock on the settlement date. The Company considered this debt forgiveness and additional share issuance as additional purchase price rendered to the EPL shareholders and originally recorded an increase to goodwill of $534,705 upon executing the related settlement agreement in 2001. Subsequently, management re-examined relevant accounting literature, including Statement of Financial Accounting Standards (“SFAS”) No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and SFAS No. 141, “Business Combinations,” and determined that the advances made to EPL should have been reflected as period expenses in the period in which such advances were

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

made and that the value of the additional shares issued of $94,548 should be reflected as a period expense in 2001 when the settlement agreement was executed. As a result, goodwill decreased by $534,705 at December 31, 2001, and general and administrative expenses and net loss increased by $228,897 in 1999, $85,579 in 2000, and $220,229 in 2001.

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

See Note 3 to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K/A for a presentation of the impact of the restatements on PIC’s 2002 and 2001 consolidated financial statements.

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other information included elsewhere in this Annual Report on Form 10-K/A as well as “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” The financial data set forth below for the years ended December 31, 1999 and 2000, respectively, is derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche LLP. The financial data for the years ended December 31, 2001 (restated), 2002 (restated) and 2003, respectively, is derived from the consolidated financial statements of the Company that have been audited by Haskell & White LLP.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Registrant’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended December 31
	2001	2002	2003
	(Restated)	(Restated)
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	31.9	34.8	35.4

Gross profit	68.1	65.2	64.6
Selling and marketing expenses	46.4	41.2	43.0
General and administrative expenses	29.0	27.8	39.1
Research and development	0.4	—	—

Operating (loss)	(7.7)	(3.8)	(17.5)
Other (expense) income	(3.4)	(0.9)	0.5

Income (loss) before extraordinary item and provision for income taxes	(11.1)	(4.7)	(17.0)
Extraordinary item – gain from forgiveness of debt, net of income taxes	—	4.0	—

Income (loss) before income taxes	(11.1)	(0.7)	(17.0)
Provision (benefit) for income taxes	(2.2)	11.6	9.4

Net (loss)	(8.9)	(12.3)	(26.4)

Restatement

The Company restated its 2001 and 2002 consolidated financial statements for the following transactions:

(1)	As described more fully in Note 7 of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K/A, in connection with the Company’s settlement of litigation with EPL shareholders in December 2001, the Company forgave $440,157 of advances that the Company made to EPL and the Company issued 1,350,695 shares of common stock valued at $94,548, based on the closing market price of the Company’s common stock on the settlement date. The Company considered this debt forgiveness and additional share issuance as additional purchase price rendered to the EPL shareholders and originally recorded an increase to goodwill of $534,705 upon executing the related settlement agreement in 2001. Subsequently, management re-examined relevant accounting literature, including Statement of Financial Accounting Standards (“SFAS”) No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and SFAS No. 141, “Business Combinations,” and determined that the advances made to EPL should have been reflected as period expenses in the period in which such advances were made and that the value of the additional shares issued of $94,548 should be reflected as a period expense in 2001 when the settlement agreement was executed. As a result, goodwill decreased by $534,705 at December 31, 2001, and general and administrative expenses and net loss increased by $228,897 in 1999, $85,579 in 2000, and $220,229 in 2001.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

(2)	In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28, “Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006.

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

Net interest expense of $402,200 for the year ended December 31, 2003 represented an increase of $31,400 over the comparable period in 2002. The increase is attributable to a noncash charge of $144,000 for the unamortized debt discount on the subordinated secured promissory notes, which was partially offset by decreases in the interest rate relating to the credit facilities. Other income for the year ended December 31, 2003 was $130,100 as compared to $73,800 for the year ended December 31, 2002. This increase was the result of the one time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International Inc., in satisfaction of $260,000 of subordinated notes payable, offset by reduced income from subletting a portion of the Company’s facilities. Related party other income, which relates to sublease income received from Oryxe Energy, was $98,306 for the year ended December 31, 2003 as compared to $99,996 for the year ended December 31, 2002.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Net interest expense of $371,000 for the year ended December 31, 2002 represented a decrease of $171,000 over the comparable period in 2001. The decrease was attributable to a lower average balance in bank loans and notes payable during the period. Other income for the year ended December 31, 2002 was $73,800 as compared to none for the period ended December 31, 2001. This increase was the result of rent income from sub-tenants. Related party other income, which relates to sublease income received from Oryxe Energy, was $99,996 for the year ended December 31, 2002 as compared to $75,000 for the year ended December 31, 2001.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Factors Which May Affect Future Operating Results

In evaluating our business, you should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K/A.

Some of the statements contained in this Annual Report on Form 10-K/A are forward-looking. These forward-looking statements are based on our current expectations that involve risks and uncertainties which may affect, among other things, our ability to maintain our current sales rate or may cause sales to decline. Such risks and uncertainties include, but are not limited to, the following:

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

Our current expectations, which impact our budgeting, marketing, and other management decisions, are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments. Revisions to our current expectations may cause us to change our marketing, capital expenditures or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. Although we believe that our current expectations are reasonable, we make no representation regarding their accuracy. Therefore, you should avoid placing undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K/A.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Many of our competitors have significantly greater financial, technical, product development, marketing and other resources and greater market recognition than we do, which would allow them to respond quicker to new or emerging technologies and changes in customer requirements or devote more resources to the development, promotion and sale of their products. This, in turn, may reduce the demand for our products and negatively impact our revenues. Additionally, increased competition could result in any or all of the following:

•	Price reductions;

•	Reduced gross margins;

•	Loss of market share; and

•	Loss of shelf space.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Our principal competitors include other providers of specialized lubrication products and other competitive engine treatment brands. Our competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company. Further, we believe that major oil companies, well established consumer products and new start-up companies not presently offering products that compete directly with our products, may enter our markets in the future.

Additionally, other dealers and distributors may appeal to the price-sensitive segment of the market by offering similar lubrication and appearance products at prices below ours. While we believe that our prices are competitive for the level of quality of our products, we rely on our brand name recognition and reputation for selling quality products supported by strong customer service.

Our dependence on third party suppliers may affect our ability to obtain the necessary components to manufacture our products. which may affect our ability to timely ship products to customers.

While we continue to work actively with each supplier in order to sustain and at times increase production of our components, our suppliers may not be able to sustain or increase their production in time to satisfy our demand and we may not be able to reach acceptable terms with alternate suppliers to meet any supply deficiency. To date, we have succeeded in obtaining enough components from existing suppliers to produce our AFMT formula in order to meet our current manufacturing needs. We also believe that adequate supplies will continue to be available in the near future. However, if we fail to obtain enough components, or if such components fall below our quality standards, shipments and sales of our products may be delayed or reduced, which would adversely affect our customer relationships and negatively impact our revenues.

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

Upon effectiveness of the registration statement originally filed on January 29, 2004, an additional 10,611,084 shares will become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. These intellectual property rights may not be successfully asserted in the future or may be invalidated or circumvented. In addition, laws of some of the foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to adequately protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could harm the value of our intellectual property rights and would negatively impact our ability to execute our business plan and may reduce our revenues.

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

The listing standards for The American Stock Exchange include a stockholders’ equity and market capitalization test. The American Stock Exchange also monitors the financial condition and stability of listed companies. As of December 31, 2003, we did not meet the current listing standards with respect to the stockholders’ equity test. In the event that we fail to become in compliance with the listing standards in the future, our common stock may be delisted from The American Stock Exchange. If our common stock is removed from listing on The American Stock Exchange, the liquidity of our common stock is likely to be impaired and the trading price reduced.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

•	Actions by institutional stockholders;

•	General market conditions; and

•	Domestic and international economic factors unrelated to our performance.

The stock markets in general have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, know as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Cary S. Fitchey was appointed as a director of the Company on March 16, 2004. Since December 2001, Mr. Fitchey has been a Senior Managing Director of St. Cloud Capital Partners, L.P. Since January 1999, Mr. Fitchey has also been a Managing Partner of FG II Ventures, Chairman of European Capital Ventures, plc and Managing Director of British Pacific Partners. Mr. Fitchey was a partner with Dartford Partnership whose portfolio included Duncan Hines, Log Cabin and Mrs. Paul’s (the food portfolio was taken public in 1998 as Aurora Foods). Prior to joining Dartford, Mr. Fitchey was the Managing Director of Triad Partners, Ltd. Mr. Fitchey was also an executive for PepsiCo and a partner with A.T. Kearney and Strategic Planning Associates. He is a member of various boards including Sweet Candy, LLC, Digital Video Systems, Inc., and European Capital Ventures, plc. Mr. Fitchey earned an MBA from the University of Michigan and a BSIM from Purdue University.

Robert W. Lautz was appointed as a director of the Company on March 16, 2004. Since December 2001, Mr. Lautz has been a Managing Director of St. Cloud Capital Partners, L.P. Prior to that, dating to January 1999, Mr. Lautz was Manager of British Pacific Partners, a Los Angeles-based merchant bank. Mr. Lautz is also Chairman of REO.com and serves as an advisor to various associated companies. Mr. Lautz was formally the CEO of ListingLink. Mr. Lautz formed and was Chairman and CEO of Indenet (now Enterprise Software). Mr. Lautz also owned and operated Peerless Capital, a venture capital business. Mr. Lautz began his career with Citibank’s Operating Group as the Senior Financial Officer. Mr. Lautz earned a Master’s degree from the American Graduate School of International Management (Thunderbird), and a BS in Business Administration from Miami University in Oxford, Ohio.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
St. Cloud Capital Partners, LP	4,885,492	(3)	14.1%
Elton Alderman	4,081,600	(4)	13.6%
Carol A. Auld	3,544,999	(5)	11.9%
Thomas C. Billstein	1,599,300	(6)	5.4%
Richard E. Solomon	625,000	(7)	2.1%
Nicolaas M. Rosier	131,250	(8)	*
Richard L. McDermott	79,500	(9)	*
Anthony J. Azavedo	10,000		*
Cary S. Fitchey	4,885,492	(10)	14.1%
Robert Lautz	—		—
All officers and directors as a group (8 persons) (11)	11,412,142	(12)	31.9%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, 6 Thomas, Irvine, California 92618.
(2)	Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of March 15, 2004, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3)	Consists of shares of Common Stock subject to a warrant exercisable within 60 days of March 15, 2004. The address of St. Cloud Capital Partners, LP is 10866 Wilshire Boulevard, Suite 1450, Los Angeles, California 90024. Marshall Geller and Cary Fitchey hold dispositive voting and investment power over the shares of common stock. Mr. Geller and Mr. Fitchey each disclaim beneficial ownership of such shares.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

(4)	Includes 185,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2004. Excludes 1,500,000 shares subject to an Option Agreement with Carol Auld TTEE U/A DTD 5/13/99 pursuant to which, prior to December 31, 2004, Mr. Alderman may purchase some or all of such shares at an exercise price of $1.00 per share.
(5)	Carol Auld obtained beneficial ownership of 3,544,999 shares following the death of her husband, Edwin C. Auld Jr., on February 8, 1996 and as a result of the subsequent settlement of his estate. Includes 1,500,000 shares subject to an Option Agreement with Elton Alderman pursuant to which, prior to December 31, 2004, Mr. Alderman may purchase some or all of such shares at an exercise price of $1.00 per share.
(6)	Includes 95,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2004.
(7)	Consists of shares of Common Stock subject to a warrant exercisable within 60 days of March 15, 2004.
(8)	Includes 106,250 shares of Common Stock subject to options exercisable within 60 days of March 15, 2004.
(9)	Consists of 70,000 and 9,500 shares of Common Stock subject to options and warrants, respectively, exercisable within 60 days of March 15, 2004.
(10)	Consists of shares of Common Stock subject to warrants exercisable within 60 days of March 15, 2004 held by St. Cloud Capital Partners, L.P. (“St. Cloud”). Mr. Fitchey is the senior manager of SCGP, LLC, which is the general partner of St. Cloud and, as a result may be deemed to be the beneficial owner of such shares. Mr. Fitchey disclaims beneficial ownership of such shares.
(11)	Includes shares held by Messrs. Alderman, Billstein, Rosier, McDermott, Solomon, Azavedo Fitchey and Lautz.
(12)	Includes 5,976,242 shares of Common Stock subject to options and warrants exercisable within 60 days of March 15, 2004.

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

In November 2003, the Company completed a private placement involving the sale of $2,500,000 in aggregate principal amount of secured promissory notes of PSL and the issuance of warrants to purchase an aggregate of 5,957,918 shares of common stock of the

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Company for a purchase price of $0.06 per share to certain institutional investors. St. Cloud Capital Partners, L.P. purchased approximately $2,050,000 of the notes sold in the private placement and received a warrant to purchase 4,885,492 shares of common stock of PIC. The secured promissory notes bear interest at a rate of 8% per annum until June 30, 2004 and 14% per annum thereafter and are due and payable by PSL on November 28, 2008. PSL’s repayment obligations under the notes is secured by all of the Company’s and PSL’s assets.

Pursuant to an investor rights agreement entered into in connection with the private placement, St. Cloud is entitled to designate two members to the Company’s Board of Directors until the later of the repayment of the notes or such time as St. Cloud ceases to hold at least 2,442,746 shares of, or warrants to purchase, common stock. St. Cloud’s designees are currently Robert W. Lautz and Cary S. Fitchey. Additionally, the holders of the notes, including St. Cloud, are entitled to receive a quarterly royalty payment in an aggregate amount (pro rated to each note holder based on the original amount of the notes) generally equal to the lesser of (i) fifteen percent (15%) of the Incremental Revenue (as defined in the securities purchase agreement pursuant to which the notes were sold) for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. In the event the royalty payment is greater than 25% of Incremental Revenue in any given quarter, all amounts in excess of such 25% threshold will be carried over to, and payable in, subsequent calendar quarters. The maximum annual royalty payment under this agreement is $150,000.

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

(c)	Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K/A:

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

4.3	Rights Agreement dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicolaas Rosier. (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2000).

10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001 among PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein.

10.40	Form of Secured Promissory Note, dated November 24, 2003.

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003 (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP.

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP.

24.1	Power of Attorney (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

June 3, 2004	By:	/s/ ELTON ALDERMAN
Elton Alderman, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ELTON ALDERMAN Elton Alderman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 3, 2004

* Thomas C. Billstein	Vice President, Chief Operating Officer, Secretary and Director	June 3, 2004

/s/ NICOLAAS M. ROSIER Nicolaas M. Rosier	Chief Financial Officer (Principal Financial and Accounting Officer)	June 3, 2004

* Richard L. McDermott	Director	June 3, 2004

* Richard E. Solomon	Director	June 3, 2004

* Anthony J. Azavedo	Director	June 3, 2004

* Cary S. Fitchey	Director	June 3, 2004

* Robert W. Lautz	Director	June 3, 2004

*By: /s/ Nicolaas Rosier
Attorney-in-fact

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
		(As Restated) See Note 3	(As Restated) See Note 3
NET REVENUES	$8,350,757	$10,138,250	$13,640,667
COST OF GOODS SOLD	2,958,309	3,532,754	4,345,451

GROSS PROFIT	5,392,448	6,605,496	9,295,216

OPERATING EXPENSES:
Selling and marketing expenses	3,588,480	4,175,236	6,335,810
General and administrative expenses	3,264,395	2,822,649	3,964,351
Research and development	—	—	47,628

Total operating expenses	6,852,875	6,997,885	10,347,789

OPERATING LOSS	(1,460,427)	(392,389)	(1,052,573)
OTHER INCOME (EXPENSE), net:
Interest (expense)	(416,476)	(372,790)	(550,825)
Interest income	14,264	1,984	8,483
Related party other income	98,306	99,996	75,000
Other income	130,064	73,813	—
Gain on sale of building	218,534	109,267	—

Total other income (expense), net	44,692	(87,730)	(467,342)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	(1,415,735)	(480,119)	(1,519,915)
EXTRAORDINARY ITEM - gain from forgiveness of debt, net of income taxes of $270,985 for the year ended December 31, 2002 (Note 1)	—	406,476	—

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,415,735)	(73,643)	(1,519,915)
PROVISION (BENEFIT) FOR INCOME TAXES	790,000	1,180,927	(297,142)

NET (LOSS)	$(2,205,735)	$(1,254,570)	$(1,222,773)

NET (LOSS) PER SHARE:
Basic and Diluted:
Loss per share before extraordinary item	$(0.07)	$(0.05)	$(0.04)
Extraordinary item	$0.00	$0.01	$0.00

Net loss	$(0.07)	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,789,598	29,789,598	28,442,604

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

	2003	2002	2001
		(As Restated) See Note 3	(As Restated) See Note 3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,439,043	(204,830)	339,536
CASH AND CASH EQUIVALENTS, beginning of year	261,623	466,453	126,917

CASH AND CASH EQUIVALENTS, end of year	$1,700,666	$261,623	$466,453

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$1,600	$13,600

Interest paid	$272,711	$351,918	$550,825

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company completed the following transactions:

Provided an affiliate with office space, and recorded increases in related party other income and investment in affiliate of $58,331.

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Trademarks and Intangible Assets and Goodwill - Trademarks and intangible assets are comprised of trade secrets, trademarks and other such indefinite life intangible assets acquired from EPL Pro-Long, Inc. (Note 7). These assets along with goodwill are not amortized and are tested annually for impairment.

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2002 (as previously reported)	2002 (as restated)	Change
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,623	$261,623	$—
Accounts receivable, net of allowance of doubtful accounts of $351,361 at December 31, 2002	1,622,414	1,622,414	—
Inventories, net	512,595	512,595	—
Prepaid expenses, net	351,637	351,637	—
Advances to employees, current portion	46,497	46,497	—
Net deferred tax assets	168,850	168,850	—

Total current assets	2,963,616	2,963,616	—
Property and equipment, net	329,985	329,985	—
Patents, net	426,829	426,829	—
Trademarks and other intangible assets	—	3,000,000	3,000,000
Goodwill	6,058,007	2,523,302	(3,534,705)
Net deferred tax assets, noncurrent	1,376,279	1,376,279	—
Investment in affiliate	324,993	324,993	—
Other assets	169,975	169,975	—

TOTAL ASSETS	$11,649,684	$11,114,979	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2002 (as previously reported)	2002 (as restated)	Change
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$981,388	$981,388	$—
Accrued expenses	409,163	409,163	—
Line of credit	863,592	863,592	—
Deferred gain on sale, current	—	218,534	218,534
Notes payable, current	291,577	291,577	—

Total current liabilities	2,545,720	2,764,254	218,534
Deferred gain on sale, noncurrent	—	655,600	655,600
Notes payable, noncurrent	592,481	592,481	—

Total liabilities	3,138,201	4,012,335	874,134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding in 2002	29,789	29,789	—
Additional paid-in capital	15,387,562	15,387,562	—
Accumulated deficit	(6,905,868)	(8,314,707)	(1,408,839)

Total stockholders’ equity	8,511,483	7,102,644	(1,408,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,649,684	$11,114,979	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2002 (as previously reported)	2002 (as restated)	Change
NET REVENUES	$10,138,250	$10,138,250	$—
COST OF GOODS SOLD	3,532,754	3,532,754	—

GROSS PROFIT	6,605,496	6,605,496	—

OPERATING EXPENSES:
Selling and marketing expenses	4,175,236	4,175,236	—
General and administrative expenses	2,822,649	2,822,649	—
Research and development	—	—	—

Total operating expenses	6,997,885	6,997,885	—

OPERATING LOSS	(392,389)	(392,389)	—
OTHER INCOME (EXPENSE), net:
Interest (expense)	(372,790)	(372,790)	—
Interest income	1,984	1,984	—
Related party other income	99,996	99,996	—
Other income	73,813	73,813	—
Gain on sale of building	983,401	109,267	874,134

Total other income (expense), net	786,404	(87,730)	874,134

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PROVISION FOR INCOME TAXES	394,015	(480,119)	874,134
EXTRAORDINARY ITEM - gain from forgiveness of debt, net of income taxes of $270, 985 for the year ended December 31, 2002	406,476	406,476	—

INCOME BEFORE PROVISION FOR INCOME TAXES	800,491	(73,643)	874,134
PROVISION FOR INCOME TAXES	1,180,927	1,180,927	—

NET (LOSS)	$(380,436)	$(1,254,570)	$874,134

NET (LOSS) PER SHARE:
Basic and Diluted:
Loss per share before extraordinary item	$(0.02)	$(0.05)	$(0.03)
Extraordinary item	$0.01	$0.01	$0.00

Net loss	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	29,789,598	29,789,598	—

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2001 (as previously reported)	2001 (as restated)	Change
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$466,453	$466,453	$—
Accounts receivable, net of allowance of doubtful accounts of $461,731 at December 31, 2001	2,485,191	2,485,191	—
Inventories, net	691,921	691,921	—
Prepaid expenses, net	145,107	145,107	—
Advances to employees, current portion	31,578	31,578	—
Net deferred tax assets	877,455	877,455	—

Total current assets	4,697,705	4,697,705	—
Property and equipment, net	2,879,094	2,879,094	—
Intangible assets, net	6,558,007	6,023,302	(534,705)
Net deferred tax assets, noncurrent	2,349,552	2,349,552	—
Investment in affiliate	224,997	224,997	—
Other assets	232,042	232,042	—

TOTAL ASSETS	$16,941,397	$16,406,692	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2001 (as previously reported)	2001 (as restated)	Change
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,647,266	$2,647,266	$—
Accrued expenses	416,203	416,203	—
Line of credit	1,728,868	1,728,868	—
Notes payable, current	53,974	53,974	—

Total current liabilities	4,846,311	4,846,311	—
Deposits under building sales contract	1,223,265	1,223,265	—
Notes payable, noncurrent	2,230,359	2,230,359	—

Total liabilities	8,299,935	8,299,935	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,789,598 shares issued and outstanding	29,789	29,789	—
Additional paid-in capital	15,137,105	15,137,105	—
Accumulated deficit	(6,525,432)	(7,060,137)	(534,705)

Total stockholders’ equity	8,641,462	8,106,757	(534,705)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,941,397	$16,406,692	$(534,705)

See notes to consolidated financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

	2001 (as previously reported)	2001 (as restated)	Change
NET REVENUES	$13,640,667	$13,640,667	$—
COST OF GOODS SOLD	4,345,451	4,345,451	—

GROSS PROFIT	9,295,216	9,295,216	—

OPERATING EXPENSES:
Selling and marketing expenses	6,335,810	6,335,810	—
General and administrative expenses	3,669,122	3,964,351	295,229
Research and development	47,628	47,628	—

Total operating expenses	10,052,560	10,347,789	295,229

OPERATING LOSS	(757,344)	(1,052,573)	(295,229)
OTHER INCOME (EXPENSE), net:
Interest (expense)	(550,825)	(550,825)	—
Interest income	8,483	8,483	—
Related party other income	—	75,000	75,000

Total other income (expense), net	(542,342)	(467,342)	75,000

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,299,686)	(1,519,915)	(220,229)
BENEFIT FOR INCOME TAXES	297,142	297,142	—

NET (LOSS)	$(1,002,544)	$(1,222,773)	$(220,229)

NET (LOSS) PER SHARE:
Basic and Diluted:
Net loss per share	$(0.04)	$(0.04)	$0.00

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	28,442,604	28,442,604	28,442,604

4.	NOTE RECEIVABLE

Note receivable at December 31, 2003 and 2002 consist of the following:

	2003	2002
Current portion	$24,000	$—
Long term portion	312,937	—

	$336,937	$—

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2000	2,181,361	$1.47
Granted	320,000	$0.22
Canceled	(1,587,861)	$(1.76)
Exercised	—	—

OUTSTANDING, December 31, 2001	913,500	$0.51
Granted	1,482,500	$0.10
Canceled	(329,500)	$(0.70)
	—	—

OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	—	—
Canceled	(206,000)	$(0.18)
Exercised	—	—

OUTSTANDING, December 31, 2003	1,860,500	$0.19

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

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued 1,008,564 shares of common stock in PEEC, as well as warrants to purchase 2,625,415 shares of common stock at a price of $0.171 per share. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). The Company provided Oryxe with administrative and facilities services support including the use of office space and furniture, equipment and kitchen facilities and supplies, telephone and reception services, utilities, and various other support services. The value of the sublease and administrative support was assessed at $8,333 per month (or $100,000 annually) based on negotiations between the Company and Oryxe and our mutual understanding of then existing market rates for similar office space and support services. As Oryxe is a development stage enterprise, the Company agreed to reinvest the monies it was due under this arrangement by rendering such payment back to Oryxe as consideration for the exercise price of related warrants. This arrangement results in the Company acquiring additional shares of Oryxe common stock pursuant to the terms of its warrant agreement at $.171 per share, or 48,731 shares per month.

Throughout the sublease period of April 1, 2001 through July 31, 2003, the Company acquired 1,364,468 shares of common stock, with a cost basis of $233,324, in Oryxe through exercising portions of the warrant that is described above. In exchange for the Company’s investment, and the services provided (total investment of $383,324), the Company has acquired approximately 10% of the issued and outstanding common stock of Oryxe.

The Company periodically assesses the carrying value of its Oryxe investment for impairment based primarily on regular discussions held between the Company and Oryxe. During such discussions, the Company inquires about any significant negative or positive milestones and developments involving Oryxe’s technology, progress made with respect to Oryxe’s business plan, Oryxe’s financial position, cash burn rates and cash requirements, and contemplated or completed financing transactions. As of December 31, 2003, management has not identified any impairment issues related to its investment in Oryxe.

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

PROLONG INTERNATIONAL CORPORATION

FORM 10-K /A

Exhibit Index

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.3	Rights Agreement, dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997). July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicolaas Rosier (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2001).

10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001, amount PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003.

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein.

10.40	Form of Secured Promissory Note, dated November 24, 2003.

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003 (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP.

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP.

24.1	Power of Attorney (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.