Form 10QSB
period 2004-06-30
PROLONG INTERNATIONAL CORP
filed 2004-08-13
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at August 13, 2004
Common Stock, $.001 par value	29,900,848

Transitional small business disclosure format:

Yes  ☐    No  ☒

Page 1 of 20 Pages

Exhibit Index on Page 19

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB

Item 1:	Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250,854	$1,700,666
Accounts receivable, net of allowance for doubtful accounts of $266,221 at June 30, 2004 and December 31, 2003, respectively	1,587,687	1,019,052
Note receivable, current portion	30,000	24,000
Inventories, net	844,296	604,498
Prepaid television time	14,620	—
Prepaid expenses, net	682,150	622,706
Advances to employees, current portion	42,220	50,058
Net deferred tax assets	158,384	158,384

Total current assets	3,610,211	4,179,364
Property and equipment, net (Note 5)	191,413	234,768
Note receivable, noncurrent	296,437	312,937
Patents, net	317,073	353,658
Trademarks and intangible assets (Note 10)	2,800,000	3,000,000
Goodwill	2,523,302	2,523,302
Net deferred tax assets, noncurrent	473,279	586,279
Investment in affiliate (Note 9)	247,524	271,044
Other assets	120,836	125,966

TOTAL ASSETS	$10,580,075	$11,587,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,081,918	$826,475
Accrued expenses	1,054,834	1,038,631
Line of credit (Note 6)	1,037,632	737,564
Notes payable, current (Note 7)	311,383	653,852
Deferred gain, current (Note 3)	218,534	218,534

Total current liabilities	3,704,301	3,475,056
Deferred gain, noncurrent (Note 3)	327,800	437,066
Notes payable, noncurrent (Note 7)	1,640,948	1,756,998

Total liabilities	5,673,049	5,669,120
COMMITMENTS AND CONTINGENCIES (Note 1, 6, 7 and 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,900,848 and 29,789,598 shares issued and outstanding at June 30, 2004 and December 31, 2003	29,901	29,789
Additional paid-in capital	16,419,864	16,408,851
Accumulated deficit	(11,542,739)	(10,520,442)

Total stockholders’ equity	4,907,026	5,918,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,580,075	$11,587,318

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated) See Note 3		(As Restated) See Note 3
NET REVENUES	$2,304,421	$2,033,852	$4,603,643	$4,221,913
COST OF GOODS SOLD	778,932	725,304	1,584,593	1,477,171

GROSS PROFIT	1,525,489	1,308,548	3,019,050	2,744,742
OPERATING EXPENSES:
Selling and marketing	1,057,573	958,057	2,122,004	1,814,660
General and administrative	832,462	629,276	1,589,656	1,370,585
Impairment charge	200,000	—	200,000	—

Total operating expenses	2,090,035	1,587,333	3,911,660	3,185,245

OPERATING LOSS	(564,546)	(278,785)	(892,610)	(440,503)
OTHER INCOME (EXPENSE), net:
Interest expense	(146,405)	(90,422)	(312,960)	(204,105)
Interest income	6,238	18	12,220	37
Related party other income	23,985	24,999	47,970	49,998
Other income	113,409	10,359	126,817	18,384
Gain on sale of building (Note 3)	54,633	54,633	109,266	109,266

Total other income (expense)	51,860	(413)	(16,687)	(26,420)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(512,686)	(279,198)	(909,297)	(466,923)
PROVISION FOR INCOME TAXES	—	300,000	113,000	300,000

NET (LOSS)	$(512,686)	$(579,198)	$(1,022,297)	$(766,923)

NET (LOSS) PER SHARE
Basic and Diluted:
Net (loss)	($0.02)	($0.02)	($0.03)	($0.03)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	29,897,304	29,789,598	29,862,833	29,789,598

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(As Restated) See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,022,297)	$(766,923)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sale of building	(109,266)	(109,266)
Sublease income from affiliate	—	(49,998)
Depreciation and amortization	92,235	92,154
Provision for doubtful accounts	—	1,679
Deferred taxes	113,000	300,000
Reserve for inventory obsolescence	(4,721)	(2,345)
Intangible asset impairment	200,000	—
Amortization of debt discount related to warrants issued to sub-debt creditors	138,605	65,170
Compensation costs related to transfer of stock in affiliate	112,500	—
Gain from transfer of stock in affilate	(103,980)	—
Changes in assets and liabilities:
Accounts receivable	(568,635)	(150,195)
Note receivable	10,500	—
Inventories	(235,077)	(17,598)
Prepaid expenses	(59,444)	135,053
Prepaid television time	(14,620)	—
Other assets	(17,425)	13,483
Accounts payable	255,443	(87,886)
Accrued expenses	16,203	187,883

Net cash used in operating activities	(1,196,979)	(388,789)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,295)	(9,179)
Employee advances	30,393	18,692
Investment in affiliate	15,000	—

Net cash provided by investing activities	33,098	9,513
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	260,000
Payments on notes payable sub-debt	(597,124)	(104,902)
Net proceeds from line of credit from bank	300,068	57,375
Proceeds from issuance of common stock	11,125	—

Net cash (used in) provided by financing activities	(285,931)	212,473
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,449,812)	(166,803)
CASH AND CASH EQUIVALENTS, beginning of period	1,700,666	261,623

CASH AND CASH EQUIVALENTS, end of period	$250,854	$94,820

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$1,600

Interest paid	$174,356	$137,084

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During 2004, the Company completed the following transactions:

Recorded a decrease of $109,266 to deferred gain related to the gain on sale of building.

Recorded compensation costs of $112,500, offset with a recorded gain on sale of stock in affiliate of $103,980, related to the transfer of stock in affiliate.

During 2003, the Company completed the following transactions:

Provided an affiliate with office space and recorded increases in other income and investment in affiliate of $49,998.

Recorded a decrease of $109,266 to deferred gain related to the gain on sale of building.

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

Management’s Plans Regarding Financial Results and Liquidity – At June 30, 2004, the Company had negative working capital of approximately $94,000 and an accumulated deficit of approximately $11,543,000. The Company initiated vigorous expense-reduction strategies during the years 2003 and 2004 to date. During 2003 and 2004 to date, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and reduced selling and general and administrative expenses. The Company expects to benefit from the 2004 expense reductions during the last six months of the fiscal year. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors (see Note 9) and $2,500,000 through the sale and issue of subordinated secured promissory notes and common stock purchase warrants to institutional investors (See Note 7). If these measures are not adequate, the Company will pursue additional expense reductions during 2004 or seek to raise additional funds through debt or equity financings. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 9 and Note 12). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Form 10-K/A for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission.

3.	RESTATEMENT OF PRIOR YEAR INTERIM PERIOD

In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28, “Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006. The Company recognized a gain on sale of building of $109,266 in the six months ended June 30, 2004 and June 30, 2003, respectively.

4.	INVENTORIES

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$498,418	$246,500
Finished goods	381,435	398,276
Obsolescence reserve	(35,557)	(40,278)

	$844,296	$604,498

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
Computer equipment	$309,074	$298,127
Office equipment	57,101	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	19,817	19,817
Molds and dies	233,117	233,117

	1,370,684	1,358,389
Less accumulated depreciation	(1,179,271)	(1,123,621)

	$191,413	$234,768

6.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at June 30, 2004, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of June 30, 2004, $1,037,632 was outstanding under the credit facility.

7.	NOTES PAYABLE

Notes payable consist of the following as of June 30, 2004:

a) Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$164,003

b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,500,000

1) Monthly interest only payments at 8% per annum for the period November 24, 2003 through June 30, 2004.

2) Monthly interest only payments at 14% per annum for the period July 1, 2004 through November 30, 2004.

3) Monthly principal and interest payments of $46,850 at 14% per annum for the period December 1, 2004 through October 31, 2008.

4) All unpaid principal and interest to be paid in a lump sum payment on November 24, 2008. The securities purchase agreement contains certain defined EBITDA ratio’s and tangible net worth financial covenants, which becomes effective starting with the period ending June 30, 2004. At June 30, 2004, the Company was in compliance or had received waivers from the majority note holder for all financial covenants. (See Note 12)	2,664,003

Less current maturities	(311,383)

2,352,620

Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(711,672)

$1,640,948

The following are the remaining annual minimum principal payments due under the subordinated secured promissory notes:

Year ending December 31,
2004	$56,729
2005	374,520
2006	266,271
2007	306,037
2008	1,660,446

$2,664,003

In connection with the Company’s issuance of the subordinated secured promissory notes payable in 2002 described in (a) above, the Company issued warrants to purchase an aggregate of 2,250,000 shares of common stock to related note holders and warrants to purchase an aggregate of 247,000 shares of common stock as broker commissions. Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. As of June 30, 2004 the remaining debt discount was $0.

In connection with the Company’s issuance of the secured promissory notes payable in 2003 described in (b) above, the Company issued warrants to purchase an aggregate of 5,957,918 shares of common stock to related note holders and warrants to purchase an aggregate of 595,791 shares of common stock as broker commissions. Each warrant issued to the note holders allows the note holder to purchase one share of the Company’s common stock at $0.06 per share for a period of ten years and the broker commission warrants entitle the holder to purchase shares of the Company’s common stock at $0.24 per share for a period of ten years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $805,666 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. As of June 30, 2004 the remaining debt discount was $711,672.

8.	CONTINGENCIES

On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleges breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from Defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc. It remains undisputed that the EPL Defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987. A settlement of the dispute as a class action has been reached and the Court has issued an Order Preliminarily Approving Settlement and Providing for Notice. The Company accrued approximately $490,000 as of December 31, 2003 for the expected settlement charge based on the current facts and circumstances. It is estimated that the Company will issue between 1.5 million and no more than 2 million shares of common stock of the Company to the plaintiffs and their legal counsel coincident to the settlement agreement, and pay $24,000 in reimbursement of litigation expenses. It is anticipated that the issuance of stock will take place during the fourth quarter of fiscal year 2004. It is not expected that the final settlement will have an adverse material effect on the financial position, results of operations or cash flows of the Company.

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

During the quarter ended June 30, 2003, the Company issued convertible promissory notes which were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock September 30, 2003. In connection with this transaction, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.09 per share having an estimated fair value aggregating $63,291. During the quarter ended June 30, 2004, the Company transferred 60,000 shares of Oryxe Common Stock in exchange for $15,000 to two investors and transferred 150,000 shares of Oryxe Common Stock to certain employees and directors as compensation for services provided. These transactions reduced the

Company’s investment in Oryxe to $247,524, which represents an approximate 6.0% interest in Oryxe as of June 30, 2004. (See Note 12)

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

In connection with the preparation of the Company’s June 30, 2004 consolidated condensed financial statements and related Form 10-QSB, management determined to perform an interim impairment test with respect to its trademarks and goodwill, as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Management believes that this interim test is appropriate in light of the Company’s current year-to-date and period operating losses, cash flow utilization, and under-performance relative to year-to-date forecasted financial results.

Accordingly, the Company engaged a third-party valuation firm to perform (1) a fair value assessment of the Company’s trademarks and patents, and (2) a fair value assessment of the Company as of June 30, 2004. Such fair value estimates were determined by the valuation firm using an average of the multi-period discounted cash flow, or income method, and the market method of valuation. Based on management’s analyses of these valuation reports, the Company recorded an impairment charge in the amount of $200,000 with respect to its trademarks during the quarter ended June 30, 2004. Such amount has been presented as a single line item in the Company’s consolidated condensed statements of operations during the quarter ended June 30, 2004.

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

Six Months Ended June 30, 2004
(unaudited)
Net (loss) as reported	$(1,022,297)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(35,400)

Net (loss), pro forma	$(1,057,697)

Earnings (loss) per share:
Basic – as reported	($0.03)
Basic – pro forma	($0.04)
Diluted – as reported	($0.03)
Diluted – pro forma	($0.04)

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	0	—
Canceled	(206,000)	$0.19
Exercised	0	—

OUTSTANDING, December 31, 2003	1,860,500	$0.19
Granted	0	—
Canceled	(11,500)	($0.10)
Exercised	(111,250)	($0.10)

OUTSTANDING, June 30, 2004	1,737,750

Outstanding options vest over periods ranging from one to five years. During the six months ended June 30, 2004, there were no options issued by the Company to either outside consultants or employees.

As of June 30, 2004, options to purchase 1,112,375 shares of common stock were exercisable.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model that considers various weighted average assumptions, including dividend yields, expected volatility of Company stock, risk-free interest rates, and expected option life.

12.	SUBSEQUENT EVENT

On August 11, 2004, the Company amended the Securities Purchase Agreement entered into on November 24, 2003 with certain institutional investors (See Note 7b), whereby the Company agreed to remit, on a pro rata basis to the holders of secured promissory notes issued thereunder, fifty percent of the proceeds in excess of the Company’s cost basis which are received by the Company from sales of its holdings of common stock and warrants of Oryxe Energy International, Inc. (“Oryxe”), immediately upon such sale. Additionally, the Company agreed to remit to the holders of the secured promissory notes fifty percent of the proceeds from the sale or license of the Company’s license and development rights with Oryxe for certain Oryxe technology.

If the Company manufactures, distributes or sells any product that incorporate technology or other rights covered by an Oryxe License (“Covered Products”), St. Cloud Capital Partners LP and affiliates shall be entitled to 3% of net revenues derived from such Covered Products for a period of four years from the date that distribution of such Covered Products commences (it being understood that such net revenues shall not be included in Incremental Revenue for purposes of Section 6.1 in the original Securities Purchase Agreement).

In exchange for the rights described above, the Company will obtain a loan in the amount of $250,000 from the existing holders of the secured promissory notes with interest at 8% per annum, principal and interest payable on November 24, 2008. In addition, the parties amended the Securities Purchase Agreement to:

•	Postpone the financial covenants related to Tangible Net Worth and EBITDA until after December 31, 2005 with new ratios to be mutually decided upon on or before June 30, 2005:

•	Adjust the commencement of the scheduled increase in interest payments as follows:

•	Interest rate from July 31, 2004 – December 31, 2004 will be 11% cash pay; thereafter interest rate will be 14%.

•	An additional 3% interest will accrue from July 31, 2004 – December 31, 2004 and be payable at maturity and

•	Postpone commencement of cash payments of royalties from the quarter ended September 30, 2004 to March 31, 2005. Royalties will continue to accrue during the period as outlined in the Agreement. The royalties that accrue from September 30, 2004 – March 31, 2005 will be payable in equal payments at the end of the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

Lastly, the parties amended the warrants issued pursuant to the Securities Purchase Agreement to provide that the warrants shall only become exercisable for an additional ten percent of the Company’s outstanding shares of common stock upon a payment default by the Company.

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

Actual results are uncertain and may be impacted by the factors discussed in more detail in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 and other periodic reports filed with the Securities and Exchange Commission. In particular, there are certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the risk factors section of the Annual Report on Form 10-K/A for the year ended December 31, 2003, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

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

Goodwill and Purchased Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests. Management obtains an annual independent, third party valuation of the Company to assist it in the performance of annual impairment tests, or more frequent tests if necessary. The amounts and useful lives assigned to intangible assets impact future amortization.

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

RESULTS OF OPERATIONS

The following table shows the Company’s operating results as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated) in Note 3		(As Restated) in Note 3
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	33.8	35.7	34.4	35.0

Gross profit	66.2	64.3	65.6	65.0
Selling and marketing expenses	45.9	47.1	46.1	43.0
General and administrative expenses	36.1	30.9	34.5	32.4
Impairment charge	8.7	—	4.3	—

Operating (loss) income	(24.5)	(13.7)	(19.3)	(10.4)
Other (expense) income	2.3	(2.7)	(0.4)	(3.2)

(Loss) before income taxes	(22.2)	(16.4)	(19.7)	(13.6)
Provision for income taxes	—	14.8	2.4	7.1

Net (loss)	(22.2)	(31.2)	(22.1)	(20.7)

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Net revenues for the three months ended June 30, 2004 were approximately $2,304,000 as compared to approximately $2,034,000 for the comparable period of the prior year, an increase of $270,000 or 13.3%. Revenues for the three month period ended June 30, 2004 consisted of retail sales of $1,801,000 and international and other sales of $503,000. Revenues for the three month period ended June 30, 2003 consisted of retail sales of $1,774,000, and international and other sales of $260,000.

During the three months ended June 30, 2004, retail sales were 78.2% of total revenues while international and other sales comprised 21.8% of total revenues. During the first three months of June 30, 2003, retail sales were 87.2% of total revenues while international and other sales comprised 12.8% of total revenues. During the three months ended June 30, 2004, international and other sales increased $243,000 from the comparable period in 2003 primarily as a result of new incremental sales in China and increased sales in the industrial division related to the new distributor program.

Cost of goods sold for the three months ended June 30, 2004 was approximately $779,000 as compared to $725,000 for the comparable period of the prior year, an increase of $54,000 or 7.4%. As a percentage of net revenues, cost of goods sold decreased from 35.7% for the three months ended June 30, 2003 to 33.8% for the three months ended June 20, 2004. The decrease in 2004 was mainly attributable to a shift in sales mix in international sales with higher gross margins.

Selling and marketing expenses of $1,058,000 for the three months ended June 30, 2004 represented an increase of $100,000 over the comparable period of the prior year. This 10.4% increase was primarily the result of increased expenses in customer sales allowances to promote the sales efforts and increased spending in television media advertising. Selling and marketing expenses as a percentage of net revenues were 45.9% for the period ended June 30, 2004 versus 47.1% for the previous year.

General and administrative expenses for the three months ended June 30, 2004 were approximately $832,000 as compared to $629,000 for the three months ended June 30, 2003, an increase of $203,000 or 32.2%. This increase is attributable to an increase in fees to professional advisors in connection with a registration statement that the Company was required to file with respect to the debt financing we received in November 2003 and due to a charge of $112,500 for compensation costs related to a transfer of stock in an affiliate. As a percentage of net revenues, general and administrative expenses increased from 30.9% in 2003 to 36.1% in 2004.

Impairment charge expense of $200,000 for the three months ended June 30, 2004 relates to the impairment charge with respect to its trademarks. The Company determined to perform an interim impairment test with respect to its trademarks and goodwill as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Based on the Company’s analysis of the valuation reports, the Company recorded the impairment charge. See Note 10 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report for a further discussion of this impairment charge.

Net interest expense of $146,000 for the three months ended June 30, 2004 represented an increase of $56,000 from the comparable period in 2003. The increase is attributable to the additional interest expenses relating to the secured promissory notes issued by the Company in November 2003.

Other income (expense) for the three months ended June 30, 2004 was $113,409 as compared to $10,400 for the three months ended June 30, 2003 mainly due to a gain of $104,000 on the transfer of Oryxe common stock owned by the Company. The gain on the sale of building was $54,633 respectively for the three months ended June 30, 2004 and June 30, 2003 (See Note 3 to consolidated condensed financial statements)

The provision for income taxes was $0 for the three month period ended June 30, 2004 as compared to $300,000 for the three months ended June 30, 2003. The provision in 2003 resulted from an increase in the valuation allowance of $300,000 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the three month period ended June 30, 2004 was approximately $(513,000) as compared to a net loss of approximately $(579,000) for the comparable period in the prior year, a decrease of $66,000. The decrease is a result of the factors discussed above.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2004

Net revenues for the six months ended June 30, 2004 were approximately $4,604,000 as compared to approximately $4,222,000 for the comparable period of the prior year, an increase of $382,000 or 9.0%. Revenues for the six month period ended June 30, 2004 consisted of retail sales of $3,594,000 and international and other sales of $1,010,000. Revenues for the six month period ended June 30, 2003 consisted of retail sales of $3,709,000, and international and other sales of $513,000.

During the six months ended June 30, 2004, retail sales were 78.1% of total revenues while international and other sales comprised 21.9% of total revenues. During the six month period ended June 30, 2003, retail sales were 87.8%

of total revenues while international and other sales comprised 12.2% of total revenues. During the six months ended June 30, 2004, international and other sales increased $497,000 from the comparable period in 2003, primarily as result of new incremental sales in China and increased sales in the industrial division related to the new distributor program.

Cost of goods sold for the six months ended June 30, 2004 was approximately $1,585,000 as compared to $1,477,000 for the comparable period of the prior year, an increase of $108,000 or 7.3%. As a percentage of net revenues, cost of goods sold decreased from 35.0% for the six months ended June 30, 2003 to 34.4% for the six months ended June 20, 2004. The decrease in 2004 was mainly attributable to a shift in sales mix in international sales with higher gross margins.

Selling and marketing expenses of $2,122,000 for the six months ended June 30, 2004 represented an increase of $307,000 over the comparable period of the prior year. This 16.9% increase was primarily the result of increased expenses in customer sales allowances to promote the sales efforts and increased spending in television media advertising. Selling and marketing expenses as a percentage of net revenues were 46.1% for the period ended June 30, 2004 versus 43.0% for the previous year.

General and administrative expenses for the six months ended June 30, 2004 were approximately $1,590,000 as compared to $1,371,000 for the six months ended June 30, 2003, an increase of $219,000 or 16.0%. This increase was attributable to an increase in fees to professional advisors in connection with a registration statement that the Company was required to file with respect to the debt financing we received in November 2003 and due to a charge of $112,500 for compensation costs related to a transfer of stock in an affiliate. As a percentage of net revenues, general and administrative expenses increased from 32.4% in 2003 to 34.5% in 2004.

Impairment charge expense of $200,000 for the six months ended June 30, 2004 relates to the impairment charge with respect to its trademarks. The Company determined to perform an interim impairment test with respect to its trademarks and goodwill as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Based on the Company’s analysis of the valuation reports the Company recorded the impairment charge. See Note 10 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report for a further discussion of this impairment charge.

Net interest expense of $313,000 for the six months ended June 30, 2004 represented an increase of $109,000 from the comparable period in 2003. The increase is attributable to the additional interest expenses relating to the secured promissory notes issued by the Company in November 2003.

Other income (expense) for the six months ended June 30, 2004 was $126,817 as compared to $18,400 for the six months ended June 30, 2003 mainly due to a gain of $104,000 on the transfer of Oryxe common stock owned by the Company. The gain on the sale of building was $109,266 respectively for the six months ended June 30, 2004 and June 30, 2003 (See Note 3 to consolidated condensed financial statements)

The provision for income taxes was $113,000 for the six month period ended June 30, 2004 as compared to $300,000 for the six months ended June 30, 2003. The provisions resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the six month period ended June 30, 2004 was approximately $1,022,300 as compared to a net loss of approximately $(767,000) for the comparable period in the prior year, an increase of $255,300. The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a negative working capital of approximately $94,000 as compared to positive working capital of $704,300 at December 31, 2003, representing a decrease of $798,300. Cash used in operating activities during the six month period ended June 30, 2004 was $1,197,000, primarily consisting of net losses, increases in accounts receivable of $569,000 and inventories of $235,000, offset by a decrease in deferred taxes of $113,000 and an increase in accounts payable of $255,000. The accounts receivable and inventory increases resulted from an increase in the current period net revenues. Additionally, the Company provided $33,000 in investing activities and used $286,000 in financing activities which were primarily net reductions in outstanding subordinated secured promissory notes of $597,000 offset by net proceeds of $300,000 from the credit facility described below.

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility (the “Accounts Receivable Purchasing Agreement”) with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The Accounts Receivable Purchasing Agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at June 30, 2004, plus 2.25%. Additionally, the Company is obligated under the Accounts Receivable Purchasing Agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit which is currently $1,500,000. As of June 30, 2004, $1,037,632 was outstanding under the credit facility.

At June 30, 2004, the Company had accumulated deficit of approximately $11,543,000. Since 2001, the Company has financed its operations primarily through debt financings combined with cash from existing operations. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors and $2,500,000 through the sale and issue of secured promissory notes and common stock purchase warrants with institutional investors. In August 2004, the Company issued secured promissory notes in the aggregate principal amount of $250,000 to the institutional investors who participated in the November 2003 debt financing. See Note 12 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report for a further discussion of this additional financing.

In addition to raising capital through debt financings, since 2002 the Company has initiated vigorous expense-reduction strategies, such as reducing personnel, discontinuing certain of its endorsement and sponsorship contracts and aggressively reducing selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. If these measures are not adequate, the Company will pursue additional expense reductions during 2004 or seek to raise additional capital from debt or equity financings. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Additionally, pursuant to the securities purchase agreement entered into in November 2003, the holders of the secured promissory notes issued thereunder are required to approve any additional issuances of debt or equity securities by the Company. In August 2004, the securities purchase agreement was amended to eliminate the financial covenants for all periods prior to March 31, 2006, at which time the Company will be required to maintain certain levels of tangible net worth and ratios of EBITDA to debt service payments on terms to be agreed to by prior to June 30, 2005. Such restrictions in the securities purchase agreement could make obtaining additional debt or equity capital more difficult and there is no assurance that the Company could obtain such capital on terms reasonably satisfactory to the Company, or the holders of the secured promissory notes, or at all.

Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital. In connection with the amendment to the securities purchase agreement described above, the Company agreed to remit to the holders of secured promissory notes issued thereunder fifty percent of the proceeds in excess of the Company’s cost basis from the sale of the shares of common stock of Oryxe immediately after such sale, thereby reducing the portion of proceeds to be paid to the Company. However, management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

RECENT ACCOUNTING ANNOUNCEMENTS

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for

Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, the Company generally does not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, the Company may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, the Company could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact its ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on the Company’s business, results of operations and financial condition.

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

On April 15, 2004, the Company filed a Current Report on Form 8-K to report the announcement of the financial results for the year ended December 31, 2003.

On May 22, 2004, the Company filed a Current Report on Form 8-K to report the announcement of the financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: August 13, 2004	/S/ NICOLAAS M. ROSIER
Nicolaas M. Rosier Chief Financial Officer (Principal Financial Officer)