Form 10-K/A
period 2003-12-31
PROLONG INTERNATIONAL CORP
filed 2004-09-20
CIK 1016965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

***

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (the “Amendment”) amends the Annual Report on Form 10-K for Prolong International Corporation for the fiscal year ended December 31, 2003, (the “Report”), by attaching Exhibits 10.39, 23.1, 31.1 and 31.2 and amending the exhibit index to indicate that certain portions of the specified exhibits are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c)	Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K/A:

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.3	Rights Agreement dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicolaas Rosier. (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2000).

10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001 among PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein.(1)

10.40	Form of Secured Promissory Note, dated November 24, 2003. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003 (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).(1)

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP.

24.1	Power of Attorney (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).

(1)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

September 20, 2004	By:	/s/ ELTON ALDERMAN
Elton Alderman, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELTON ALDERMAN Elton Alderman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 20, 2004

* Thomas C. Billstein	Vice President, Chief Operating Officer, Secretary and Director	September 20, 2004

/s/ NICOLAAS M. ROSIER Nicolaas M. Rosier	Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2004

* Richard L. McDermott	Director	September 20, 2004

* Anthony J. Azavedo	Director	September 20, 2004

* Cary S. Fitchey	Director	September 20, 2004

* Robert W. Lautz	Director	September 20, 2004

* By:	/s/ Nicolaas Rosier
Attorney-in-fact

PROLONG INTERNATIONAL CORPORATION

FORM 10-K/A

Exhibit Index

2.1	Exchange Agreement between Stockholders of PSL and the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

2.2	Agreement and Plan of Reorganization, dated as of February 5, 1998, by and among the Registrant and EPL Pro-Long, Inc., including the following exhibits: (i) Form of Employee Invention and Confidentiality Agreement, (ii) Form of Rule 145 Agreement, (iii) Form of Confidentiality Agreement, (iv) Form of Transfer Restriction, (v) Form of Amendment to Exclusive License Agreement, and (vi) Form of Cancellation Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

2.3	Amendment to Agreement and Plan of Reorganization, dated as of June 29, 1998, by and among the Registrant and EPL Pro-Long, Inc. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.3	Rights Agreement, dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser, dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser, dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.27	Employment Agreement, dated January 21, 2000, between PSL and Elton Alderman. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000).

10.32	Employment Agreement, dated June 1, 2000 between PSL and Nicolaas Rosier (incorporated by reference to the same numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2001).

10.35	Release Agreement, dated as of December 21, 2001 by and among PIC, a Nevada corporation, EPL Pro-long, Inc., a California corporation, Lois M. Miller, and individual, Gary C. Wykidal, an individual, Michael R. Davis, and individual and Tom Woodward, an individual. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.36	Amendment to the Agreement and Plan of Reorganization, dated December 21, 2001, by and between EPL Pro-Long, Inc., a California corporation, and Prolong International Corporation, a Nevada corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 31, 2002.)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001, amount PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003).

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein. (1)

10.40	Form of Secured Promissory Note, dated November 24, 2003. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003 (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004). (1)

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP.

24.1	Power of Attorney (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).

(1)    Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.