Form 10QSB/A
period 2004-06-30
PROLONG INTERNATIONAL CORP
filed 2004-09-20
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Yes  ☐    No  ☒

Page 1 of 20 Pages

Exhibit Index on Page 19

EXPLANATORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-QSB for Prolong International Corporation for the quarter year ended June 30, 2004 for the purpose of reclassifying a previously reported gain on transfer of stock in affiliate of $95,700 to additional paid-in capital in the Company’s June 30, 2004 consolidated condensed balance sheet. Additionally, Item 2, Management’s Discussion and Analysis or Plan of Operation, has been revised to include information regarding financial debt covenants required by certain of the Company’s creditors and to clarify other disclosures regarding liquidity.

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB/A

Item 1:	Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250,854	$1,700,666
Accounts receivable, net of allowance for doubtful accounts of $266,221 at June 30, 2004 and December 31, 2003, respectively	1,587,687	1,019,052
Note receivable, current portion	30,000	24,000
Inventories, net	844,296	604,498
Prepaid television time	14,620	—
Prepaid expenses, net	682,150	622,706
Advances to employees, current portion	42,220	50,058
Net deferred tax assets	158,384	158,384

Total current assets	3,610,211	4,179,364
Property and equipment, net (Note 5)	191,413	234,768
Note receivable, noncurrent	296,437	312,937
Patents, net	317,073	353,658
Trademarks and intangible assets (Note 10)	2,800,000	3,000,000
Goodwill	2,523,302	2,523,302
Net deferred tax assets, noncurrent	473,279	586,279
Investment in affiliate (Note 9)	247,524	271,044
Other assets	120,836	125,966

TOTAL ASSETS	$10,580,075	$11,587,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,081,918	$826,475
Accrued expenses	1,054,834	1,038,631
Line of credit (Note 6)	1,037,632	737,564
Notes payable, current (Note 7)	311,383	653,852
Deferred gain, current (Note 3)	218,534	218,534

Total current liabilities	3,704,301	3,475,056
Deferred gain, noncurrent (Note 3)	327,800	437,066
Notes payable, noncurrent (Note 7)	1,640,948	1,756,998

Total liabilities	5,673,049	5,669,120
COMMITMENTS AND CONTINGENCIES (Note 1, 6, 7 and 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,900,848 and 29,789,598 shares issued and outstanding at June 30, 2004 and December 31, 2003	29,901	29,789
Additional paid-in capital	16,515,564	16,408,851
Accumulated deficit	(11,638,439)	(10,520,442)

Total stockholders’ equity	4,907,026	5,918,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,580,075	$11,587,318

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated) See Note 3		(As Restated) See Note 3
NET REVENUES	$2,304,421	$2,033,852	$4,603,643	$4,221,913
COST OF GOODS SOLD	778,932	725,304	1,584,593	1,477,171

GROSS PROFIT	1,525,489	1,308,548	3,019,050	2,744,742
OPERATING EXPENSES:
Selling and marketing	1,057,573	958,057	2,122,004	1,814,660
General and administrative	832,462	629,276	1,589,656	1,370,585
Impairment charge	200,000	—	200,000	—

Total operating expenses	2,090,035	1,587,333	3,911,660	3,185,245

OPERATING LOSS	(564,546)	(278,785)	(892,610)	(440,503)
OTHER INCOME (EXPENSE), net:
Interest expense	(146,405)	(90,422)	(312,960)	(204,105)
Interest income	6,238	18	12,220	37
Related party other income	23,985	24,999	47,970	49,998
Other income	17,709	10,359	31,117	18,384
Gain on sale of building (Note 3)	54,633	54,633	109,266	109,266

Total other (expense)	(43,840)	(413)	(112,387)	(26,420)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(608,386)	(279,198)	(1,004,997)	(466,923)
PROVISION FOR INCOME TAXES	—	300,000	113,000	300,000

NET (LOSS)	$(608,386)	$(579,198)	$(1,117,997)	$(766,923)

NET (LOSS) PER SHARE
Basic and Diluted:
Net (loss)	($0.02)	($0.02)	($0.04)	($0.03)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	29,897,304	29,789,598	29,862,833	29,789,598

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(As Restated) See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,117,997)	$(766,923)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sale of building	(109,266)	(109,266)
Sublease income from affiliate	—	(49,998)
Depreciation and amortization	92,235	92,154
Provision for doubtful accounts	—	1,679
Deferred taxes	113,000	300,000
Reserve for inventory obsolescence	(4,721)	(2,345)
Intangible asset impairment	200,000	—
Amortization of debt discount related to warrants issued to sub-debt creditors	138,605	65,170
Compensation costs related to transfer of stock in affiliate	112,500	—
Gain from transfer of stock in affilate	(8,280)	—
Changes in assets and liabilities:
Accounts receivable	(568,635)	(150,195)
Note receivable	10,500	—
Inventories	(235,077)	(17,598)
Prepaid expenses	(59,444)	135,053
Prepaid television time	(14,620)	—
Other assets	(17,425)	13,483
Accounts payable	255,443	(87,886)
Accrued expenses	16,203	187,883

Net cash used in operating activities	(1,196,979)	(388,789)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,295)	(9,179)
Employee advances	30,393	18,692
Investment in affiliate	15,000	—

Net cash provided by investing activities	33,098	9,513
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	260,000
Payments on notes payable sub-debt	(597,124)	(104,902)
Net proceeds from line of credit from bank	300,068	57,375
Proceeds from issuance of common stock	11,125	—

Net cash (used in) provided by financing activities	(285,931)	212,473
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,449,812)	(166,803)
CASH AND CASH EQUIVALENTS, beginning of period	1,700,666	261,623

CASH AND CASH EQUIVALENTS, end of period	$250,854	$94,820

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$1,600

Interest paid	$174,356	$137,084

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During 2004, the Company completed the following transactions:

Recorded a decrease of $109,266 to deferred gain related to the gain on sale of building.

Recorded compensation costs of $112,500, offset with a recorded increase to additional paid-in capital of $95,700, related to the transfer of stock in affiliate.

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

Management’s Plans Regarding Financial Results and Liquidity – At June 30, 2004, the Company had negative working capital of approximately $94,000 and an accumulated deficit of approximately $11,638,000. The Company initiated vigorous expense-reduction strategies during the years 2003 and 2004 to date. During 2003 and 2004 to date, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and reduced selling and general and administrative expenses. The Company expects to benefit from the 2004 expense reductions during the last six months of the fiscal year. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors (see Note 9) and $2,500,000 through the sale and issue of subordinated secured promissory notes and common stock purchase warrants to institutional investors (See Note 7). If these measures are not adequate, the Company will pursue additional expense reductions during 2004 or seek to raise additional funds through debt or equity financings. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 9 and Note 12). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

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

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute cash of $150,000 to PEEC, as required, to meet the operating working capital obligations of PEEC. In exchange, PIC was issued 1,008,564 shares of common stock in PEEC, as well as a fully-vested warrant to purchase an additional 2,625,415 shares of common stock at a price of $.171 per share. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). Between April 2001 and July 2003, the Company provided Oryxe with administrative and facilities services support with an estimated fair value of $233,324, with such fair value being estimated based on prevailing market rents and similar type services at the time such services were provided by the Company. As a result, the Company’s gross investment in Oryxe is $383,324 (cash of $150,000 and services of $233,324).

During the quarter ended June 30, 2004, the Company transferred 60,000 shares of Oryxe common stock to unrelated parties that were previously subscribed for. These 60,000 shares were subscribed for during 2001 when the Company received cash of $15,000 and agreed to transfer 60,000 shares of Oryxe common stock to the investors. The transfer occurred in June 2004, and the Company derecognized its $15,000 liability and recognized a related gain of $8,280. During the quarter ended June 30, 2004, the Company also transferred 150,000 shares of Oryxe common stock to certain employees and directors as compensation for services provided. The Company estimated the fair value of the Oryxe shares transferred to be $112,500 and recorded a compensation charge for such amount. The Company also recorded an increase to additional paid in capital of $95,700 with respect to this transfer of Oryxe common stock to employees and directors of the Company.

As of June 30, 2004, the Company’s net investment in Oryxe is $247,524, which management believes represents approximately a 6.0% interest in Oryxe as of June 30, 2004 (See Note 12).

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

Accordingly, management performed (1) a fair value assessment of the Company’s trademarks and patents, and (2) a fair value assessment of the Company, as of June 30, 2004. Such fair value estimates were determined by using an average of the multi-period discounted cash flow, or income method, and the market method of valuation. Based on these assessments, the Company determined that the fair value of its trademarks as of June 30, 2004 was $2,800,000 and therefore recorded an impairment charge in the amount of $200,000 with respect to its trademarks for such period. Such amount has been presented as a single line item in the Company’s consolidated condensed statements of operations during the quarter ended June 30, 2004.

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

Six Months Ended June 30, 2004
(unaudited)
Net (loss) as reported	$(1,117,997)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(35,400)

Net (loss), pro forma	$(1,153,397)

Earnings (loss) per share:
Basic – as reported	($0.04)
Basic – pro forma	($0.04)
Diluted – as reported	($0.04)
Diluted – pro forma	($0.04)

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

RESULTS OF OPERATIONS

The following table shows the Company’s operating results as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated) in Note 3		(As Restated) in Note 3
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	33.8	35.7	34.4	35.0

Gross profit	66.2	64.3	65.6	65.0
Selling and marketing expenses	45.9	47.1	46.1	43.0
General and administrative expenses	36.1	30.9	34.5	32.4
Impairment charge	8.7	—	4.3	—

Operating (loss) income	(24.5)	(13.7)	(19.3)	(10.4)
Other (expense) income	(1.9)	(2.7)	(2.6)	(3.2)

(Loss) before income taxes	(26.4)	(16.4)	(21.9)	(13.6)
Provision for income taxes	—	14.8	2.4	7.1

Net (loss)	(26.4)	(31.2)	(24.3)	(20.7)

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

Other income (expense) for the three months ended June 30, 2004 was $17,700 as compared to $10,400 for the three months ended June 30, 2003 mainly due to a gain of $8,200 on the transfer of 60,000 shares of Oryxe common stock to unrelated third parties. The gain on the sale of building was $54,633 respectively for the three months ended June 30, 2004 and June 30, 2003 (See Note 3 to consolidated condensed financial statements).

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

Net loss for the three month period ended June 30, 2004 was approximately $(608,000) as compared to a net loss of approximately $(579,000) for the comparable period in the prior year, an increase of $29,000. The increase is a result of the factors discussed above.

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

Other income (expense) for the six months ended June 30, 2004 was $31,100 as compared to $18,400 for the six months ended June 30, 2003 mainly due to a gain of $8,200 on the transfer of 60,000 shares of Oryxe common stock to unrelated third parties. The gain on the sale of building was $109,266 respectively for the six months ended June 30, 2004 and June 30, 2003 (See Note 3 to consolidated condensed financial statements)

The provision for income taxes was $113,000 for the six month period ended June 30, 2004 as compared to $300,000 for the six months ended June 30, 2003. The provisions resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the six month period ended June 30, 2004 was approximately $(1,118,000) as compared to a net loss of approximately $(767,000) for the comparable period in the prior year, an increase of $351,000. The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a negative working capital of approximately $94,000 as compared to positive working capital of $704,300 at December 31, 2003, representing a decrease of $798,300. Cash used in operating activities during the six month period ended June 30, 2004 was $1,197,000, primarily consisting of net losses, increases in accounts receivable of $569,000 and inventories of $235,000, offset by a decrease in deferred taxes of $113,000 and an increase in accounts payable of $255,000. The accounts receivable increase resulted from an increase in the current period net revenues and the inventory increase is a direct result from the Company’s decision to meet potential demands from new international sales and the launch of a new infomercial. The accounts receivable and inventory increases resulted from an increase in the current period net revenues. Additionally, the Company provided $33,000 in investing activities and used $286,000 in financing activities which were primarily net reductions in outstanding subordinated secured promissory notes of $597,000 offset by net proceeds of $300,000 from the credit facility described below.

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

At June 30, 2004, the Company had accumulated deficit of approximately $11,638,000. Since 2001, the Company has financed its operations primarily through debt financings combined with cash from existing operations. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors and $2,500,000 through the sale and issue of secured promissory notes and common stock purchase warrants with institutional investors. In August 2004, the Company issued secured promissory notes in the aggregate principal amount of $250,000 to the institutional investors who participated in the November 2003 debt financing. See Note 12 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report for a further discussion of this additional financing.

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

Pursuant to the securities purchase agreement described above, the Company became subject to certain defined EBITDA ratio’s and tangible net worth financial covenants, which became effective starting with the period ending March 31, 2004. Specifically, the Company was required to, among other things, maintain a ratio of EBITDA to debt service payments of 0.10x for the twelve months ended September 30, 2004 and to maintain a tangible net worth of $100,000 for the quarter ended June 30, 2004. The Company was not in compliance with the tangible net worth financial covenant for the three months ended June 30, 2004 and did not anticipate that it would be in compliance with the EBITDA ratio covenant by September 30, 2004. In August 2004, the securities purchase agreement was further amended to eliminate the financial covenants for all periods prior to March 31, 2006, at which time the Company will be required to maintain certain levels of tangible net worth and ratios of EBITDA to debt service payments on terms to be agreed to with the holders of the secured promissory note issued under the securities purchase agreement prior to June 30, 2005. The parties to the securities purchase agreement agreed to eliminate the financial covenants until March 31, 2006 partly as a result of management anticipating that the Company would not be in compliance with the applicable financial covenants for the periods prior to March 31, 2006. Once applicable, the financial covenant restrictions could make obtaining additional debt or equity capital more difficult and there is no assurance that the Company could obtain such capital on terms reasonably satisfactory to the Company, or the holders of the secured promissory notes, or at all.

Additionally, the securities purchase agreement requires the Company to make quarterly royalty payments to the note holders in an aggregate amount (pro rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The defined maximum annual expense during the balance of the agreement is $150,000.

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