Form 10QSB
period 2004-09-30
PROLONG INTERNATIONAL CORP
filed 2004-11-12
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at November 12, 2004
Common Stock, $.001 par value	29,935,848

Transitional small business disclosure format:    Yes  ☐    No  ☒

Page 1 of 20 Pages

Exhibit Index on Page 19

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,478	$1,700,666
Accounts receivable, net of allowance for doubtful accounts of $341,221 at September 30, 2004 and December 31, 2003, respectively	1,280,683	1,019,052
Note receivable, current portion	33,000	24,000
Inventories, net	690,013	604,498
Prepaid television time	70,330	—
Prepaid expenses, net	693,299	622,706
Advances to employees, current portion	40,000	50,058
Net deferred tax assets	158,384	158,384

Total current assets	3,047,187	4,179,364

Property and equipment, net (Note 5)	165,267	234,768
Note receivable, non-current	287,437	312,937
Patents, net	298,780	353,658
Trademarks and intangible assets (Note 10)	2,800,000	3,000,000
Goodwill	2,523,302	2,523,302
Net deferred tax assets, non-current	157,279	586,279
Investment in affiliate (Note 9)	247,524	271,044
Other assets	125,749	125,966

TOTAL ASSETS	$9,652,525	$11,587,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,203,446	$826,475
Accrued expenses	1,044,897	1,038,631
Line of credit (Note 6)	814,290	737,564
Notes payable, current (Note 7)	284,345	653,852
Deferred gain, current (Note 3)	218,534	218,534

Total current liabilities	3,565,512	3,475,056

Deferred gain, non-current (Note 3)	273,167	437,066
Notes payable, non-current (Note 7)	1,911,828	1,756,998

Total liabilities	5,750,507	5,669,120

COMMITMENTS AND CONTINGENCIES (Note 1, 6, 7 and 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 29,900,848 and 29,789,598 shares issued and outstanding at September 30, 2004 and December 31, 2003	29,901	29,789
Additional paid-in capital	16,515,564	16,408,851
Accumulated deficit	(12,643,447)	(10,520,442)

Total stockholders’ equity	3,902,018	5,918,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,652,525	$11,587,318

See Notes to Consolidated Condensed Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(As Restated) See Note 3		(As Restated) See Note 3
NET REVENUES	$1,951,585	$2,223,794	$6,555,228	$6,445,707

COST OF GOODS SOLD	728,689	769,836	2,313,282	2,247,007

GROSS PROFIT	1,222,896	1,453,958	4,241,946	4,198,700

OPERATING EXPENSES:
Selling and marketing	1,168,086	824,717	3,290,090	2,639,377
General and administrative	683,340	632,431	2,272,996	2,003,016
Impairment charge	—	—	200,000	—

Total operating expenses	1,851,426	1,457,148	5,763,086	4,642,393

OPERATING (LOSS)	(628,530)	(3,190)	(1,521,140)	(443,693)

OTHER INCOME (EXPENSE), net:
Interest expense	(153,826)	(93,973)	(466,786)	(298,078)
Interest income	5,391	5,786	17,611	5,823
Related party other income	23,985	24,303	71,955	58,311
Other income	9,339	100,665	40,456	135,039
Gain on sale of building (Note 3)	54,633	54,633	163,899	163,899

Total other income (expense)	(60,478)	91,414	(172,865)	64,994

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(689,008)	88,224	(1,694,005)	(378,699)

PROVISION FOR INCOME TAXES	316,000	490,000	429,000	790,000

NET (LOSS)	$(1,005,008)	$(401,776)	$(2,123,005)	$(1,168,699)

NET (LOSS) PER SHARE
Basic and Diluted:
Net (loss)	$(0.03)	$(0.01)	$(0.07)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	29,900,848	29,789,598	29,875,597	29,789,598

See Notes to Consolidated Condensed Financial Statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(As Restated) See Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,123,005)	$(1,168,699)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sale of building	(163,899)	(163,899)
Sublease income from affiliate	—	(58,331)
Depreciation and amortization	136,674	137,882
Provision for (recovery of) doubtful accounts	75,000	(78,321)
Deferred taxes	429,000	790,000
Reserve for inventory obsolescence	(6,934)	(23,250)
Gain from conversion of notes payable sub-debt	—	(92,833)
Intangible asset impairment	200,000	—
Amortization of debt discount related to warrants issued to sub-debt creditors	178,889	97,755
Compensation costs related to transfer of stock in affiliate	112,500	—
Gain from transfer of stock in affiliate	(8,280)	—
Write-off in connection with accounts receivable conversion to note receivable	—	80,000
Changes in assets and liabilities:
Accounts receivable	(336,631)	(209,775)
Note receivable	16,500	4,000
Inventories	(78,581)	20,115
Prepaid expenses	(70,593)	21,622
Prepaid television time	(70,330)	—
Other assets	(17,425)	16,556
Accounts payable	376,971	176,673
Accrued expenses	6,266	165,812

Net cash used in operating activities	(1,343,878)	(284,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,295)	(11,043)
Employee advances	27,700	22,837
Investment in affiliate	15,000	—

Net cash provided by investing activities	30,405	11,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	250,000	260,000
Payments on notes payable sub-debt	(643,566)	(189,428)
Net proceeds (payments) from line of credit from bank	76,726	(6,199)
Proceeds from issuance of common stock	11,125	—

Net cash (used in) provided by financing activities	(305,715)	64,373

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,619,188)	(208,526)

CASH AND CASH EQUIVALENTS, beginning of period	1,700,666	261,623

CASH AND CASH EQUIVALENTS, end of period	$81,478	$53,097

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$1,600

Interest paid	$287,897	$200,323

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During 2004, the Company completed the following transactions:

Recorded a decrease of $163,899 to deferred gain related to the gain on sale of building.

Recorded compensation costs of $112,500, offset with a recorded increase to additional paid in capital of $95,700 related to the transfer of stock in affiliate.

During 2003, the Company completed the following transactions:

Provided an affiliate with office space, and recorded increases in other income and investment in affiliate of $58,331.

Recorded a decrease of $163,899 to deferred gain related to the gain on sale of building.

Converted $427,437 of accounts receivable to a $347,437 note receivable and recorded a related charge of $80,000.

The holders of $260,000 of notes payable sub-debt converted their notes, $8,000 of accrued interest thereon, and warrants to purchase 167,063 shares of the Company’s common stock at $0.20 per share into 767,000 shares of Oryxe Energy International common stock with a net book value of $112,000 and warrants to purchase 400,000 shares of the Company’s common stock at $0.09 per share with an estimated fair value of $63,000. In connection with this transaction, the Company recognized a gain upon conversion of the notes of approximately $93,000.

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

Management’s Plans Regarding Financial Results and Liquidity – At September 30, 2004, the Company had negative working capital of approximately $519,000 and an accumulated deficit of approximately $12,643,000. The Company initiated vigorous expense-reduction strategies during the years 2003 and 2004 to date. During 2003 and 2004 to date, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts which have been offset with increases in infomercial production costs and sales allowances to promote the sales effort. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors (see Note 9) and $2,500,000 through the sale and issue of subordinated secured promissory notes and common stock purchase warrants to institutional investors (See Note 7). During 2004 to date, the Company raised additional working capital of $250,000 through the sale and issue of subordinated secured promissory notes to institutional investors. (See Note 7) If these measures are not adequate, the Company will pursue additional expense reductions or seek to raise additional funds through debt or equity financings. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 7 and Note 9). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Form 10-K/A for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission.

3.	RESTATEMENT OF PRIOR YEAR INTERIM PERIOD

In connection with the sale of the Company’s land and building, the Company originally recognized a related gain of $983,000 during the year ended December 31, 2002, which was the period in which the Company’s legal and contractual obligations under the related mortgage debts were completely satisfied. Subsequently, management determined that the Company’s future involvement with the property did not satisfy the “minor” definition as provided in SFAS No. 28, “Accounting for Sales with Leasebacks,” because of the terms of the Company’s lease agreement with the purchaser of the property. As a result, the gain on the sale of the Company’s land and building should be amortized on a straight-line basis over the term of the Company’s lease agreement, beginning on June 28, 2002, which is the date that the Company became legally released from its related mortgage debt obligations. The impact of this restatement was to decrease the amount of the gain on sale that was recognized in 2002 from $983,000 to $109,000 and record a deferred gain of $874,000 as of December 31, 2002 that will be recognized ratably through December 31, 2006. The Company recognized a gain on sale of building of $163,899 in the nine months ended September 30, 2004 and September 30, 2003, respectively.

4.	INVENTORIES

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$361,441	$246,500
Finished goods	361,916	398,276
Obsolescence reserve	(33,344)	(40,278)

	$690,013	$604,498

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)
Computer equipment	$309,074	$298,127
Office equipment	57,101	55,753
Furniture and fixtures	585,168	585,168
Automotive equipment	35,925	35,925
Exhibit equipment	130,482	130,482
Machinery and equipment	19,817	19,817
Molds and dies	233,117	233,117

	1,370,684	1,358,389
Less accumulated depreciation	(1,205,417)	(1,123,621)

	$165,267	$234,768

6.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at September 30, 2004, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of September 30, 2004, $814,290 was outstanding under the credit facility.

7.	NOTES PAYABLE

Notes payable consist of the following as of September 30, 2004

a) Various subordinated secured promissory notes payable to accredited investors bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$117,562
b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,500,000

1)      Monthly interest only payments at 8% per annum for the period November 24, 2003 through September 30, 2004.

2)      Monthly interest only payments at 14% per annum for the period July 1, 2004 through November 30, 2004.

3)      Monthly principal and interest payments of $46,850 at 14% per annum for the period December 1, 2004 through October 31, 2008.

4)      All unpaid principal and interest to be paid in a lump sum payment on November 24, 2008. The securities purchase agreement contains certain defined EBITDA ratio’s and tangible net worth financial covenants. (see below)

5)      On August 11, 2004, the Company amended the securities purchase agreement entered into on November 24, 2003 to:

•      Postpone the financial covenants related to Tangible Net Worth and EBITDA until after December 31, 2005 with new ratios to be mutually decided upon on or before June 30, 2005.

•      Adjust the commencement of the scheduled increase in interest payments as follows:

•      Interest rate from July 31, 2004 – December 31, 2004 will be 11% cash pay; thereafter interest rate will be 14%.

•      An additional 3% interest will accrue from July 31, 2004 – December 31, 2004 and be payable at maturity.

•      Postpone commencement of cash payments of royalties from the quarter ended September 30, 2004 to March 31, 2005. Royalties will continue to accrue during the period as outlined in the royalty participation agreement. The royalties that accrue from September 30, 2004 - March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

Lastly, the parties amended the warrants issued pursuant to the securities purchase agreement to provide that the warrants shall only become exercisable for an additional ten percent of the Company’s outstanding shares of common stock upon a payment default by the Company.

The Company also agreed to remit, on a pro rata basis to the holders of secured promissory notes issued thereunder, fifty percent of the proceeds in excess of the Company’s cost basis which are received by the Company from sales of its holdings of common stock and warrants of Oryxe Energy International, Inc. (“Oryxe”), immediately upon such sale. Additionally, the Company agreed to remit to the holders of the secured promissory notes fifty percent of the proceeds from the sale of license of the Company’s license and development rights with Oryxe for certain Oryxe technology. (See Note 9).

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

c) Four subordinated secured promissory notes payable to accredited investors in 2004 in connection with the amendment to the securities purchase agreement (See Note 7b and 9) to be repaid as follows:	250,000
1) Principal and accrued interest at 8% per annum are all due on November 24, 2008. (See Note 9)

2,867,562

Less current maturities	(284,345)

2,583,217

Less unamortized debt discount relating to the relative estimated fair value of warrants issued.	(671,389)

$1,911,828

The following are the remaining annual minimum principal payments due under the subordinated secured promissory notes:

Year ending December 31,
2004	$46,215
2005	374,520
2006	266,271
2007	306,037
2008	1,874,519

$2,867,562

In connection with the Company’s issuance of the subordinated secured promissory notes payable in 2002 described in (a) above, the Company issued warrants to purchase an aggregate of 2,250,000 shares of common stock to related note holders and warrants to purchase an aggregate of 247,000 shares of common stock as broker commissions. Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. As of September 30, 2004 there was no remaining debt discount.

In connection with the Company’s issuance of the secured promissory notes payable in 2003 described in (b) above, the Company issued warrants to purchase an aggregate of 5,957,918 shares of common stock to related note holders and warrants to purchase an aggregate of 595,791 shares of common stock as broker commissions. Each warrant issued to the note holders allows the note holder to purchase one share of the Company’s common stock at $0.06 per share for a period of ten years and the broker commission warrants entitle the holder to purchase shares of the Company’s common stock at $0.24 per share for a period of ten years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $805,666 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. As of September 30, 2004 the remaining debt discount was $671,389.

8.	CONTINGENCIES

On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleges breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. Plaintiffs allege that they purchased certain “pre-primary shares” of stock in a Canadian company known as Prolong Industries Inc. from Defendant Ronald Sloan and other agents of the Canadian company during the period of May 1985 through October 1987, a period prior in time to the formation of EPL Prolong, Inc. It remains undisputed that the EPL Defendants had no involvement in the solicitation or sale of the pre-primary shares that were allegedly sold to the plaintiffs between 1985 and 1987. A settlement of the dispute as a class action has been reached and the Court has filed a Final Judgment and Order of Dismissal. It is expected that the Company will issue approximately 1,111,538 shares of common stock of the Company to the plaintiffs and their legal counsel coincident to the settlement agreement and pay $24,000 of their litigation expenses. It is anticipated that the issuance of stock will take place during the fourth quarter of fiscal year 2004. The settlement expense has been fully reserved for in prior periods. It is not expected that the settlement will have an adverse material effect on the financial position, results of operations or cash flows of the Company.

Prolong International Corporation and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on it’s consolidated financial position, results of operations or cash.

9.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued 1,008,564 shares of common stock in PEEC, as well as a fully-vested warrant to purchase an additional 2,625,415 shares of common stock at a price of $.171 per share. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). The Company provided Oryxe with administrative and facilities services support in the amount of $233,324 during the period April 1, 2001 through July 31, 2003. In exchange for the Company’s investment, and the services provided (total investment of $383,324), the Company acquired approximately 10% of the issued and outstanding common stock of Oryxe.

During the quarter ended June 30, 2003, the Company issued convertible promissory notes which were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.09 per share having an estimated fair value aggregating $63,291. During the quarter ended June 30, 2004, the Company transferred 60,000 shares of Oryxe Common Stock in exchange for $15,000 to two investors and transferred 150,000 shares of Oryxe Common Stock to certain employees and directors as compensation for services provided. These transactions reduced the Company’s investment in Oryxe to $247,524, which represents an approximate 6% interest in Oryxe as of September 30, 2004.

On August 11, 2004, the Company amended the securities purchase agreement entered into November 24, 2003 with certain institutional investors (See Note 7b and 7c), whereby the Company agreed to remit, on a pro rata basis to the holders of secured promissory notes issued thereunder, fifty percent of the proceeds in excess of the Company’s cost basis which are received by the Company from sales of its holdings of common stock and warrants of Oryxe, immediately upon such sale. Additionally, the Company agreed to remit to the holders of the secured promissory notes fifty percent of the proceeds from the sale of license of the Company’s license and development rights with Oryxe for certain Oryxe technology.

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

In connection with the preparation of the Company’s September 30, 2004 consolidated condensed financial statements and related Form 10-QSB, management determined it necessary to perform an interim impairment test with respect to its trademarks and goodwill, as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Management believes that this interim test is appropriate in light of the Company’s current year-to-date and period operating losses, cash flow utilization, and under-performance relative to year-to-date forecasted financial results.

Accordingly, management performed (1) a fair value assessment of the Company’s trademarks and patents, and (2) a fair value assessment of the Company as of September 30, 2004. Such fair value estimates were determined by using an average of the multi-period discounted cash flow, or income method, and the market method of valuation. Based on these assessments, the Company did not record an impairment charge during the quarter ended September 30, 2004 (although, the Company determined that the fair value of its trademarks as of June 30, 2004 was $2,800,000 and therefore recorded an impairment charge in the amount of $200,000 with respect to its trademarks for such period). Such amount has been presented as a single line item in the Company’s consolidated condensed statements of operations during the quarter ended June 30, 2004 and the nine months ended September 30, 2004.

11.	STOCK OPTIONS

SFAS No. 123 and No. 148 require the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. The Company has adopted certain required provisions of this standard for non-employee transactions. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Nine Months Ended September 30, 2004
(unaudited)
Net (loss) as reported	$(2,123,005)

Total stock-based employee compensation determined under fair value based method, net of related tax effects	(53,100)

Net (loss), pro forma	$(2,176,105)

Earnings (loss) per share:
Basic – as reported	$(0.07)
Basic – pro forma	$(0.07)
Diluted – as reported	$(0.07)
Diluted – pro forma	$(0.07)

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	—	—
Canceled	(206,000)	$0.19
Exercised	—	—

OUTSTANDING, December 31, 2003	1,860,500	$0.19
Granted	—	—
Canceled	(25,500)	$(0.10)
Exercised	(111,250)	$(0.10)

OUTSTANDING, September 30, 2004	1,723,750	$0.10

Outstanding options vest over periods ranging from one to five years. During the nine months ended September 30, 2004, there were no options issued by the Company to either outside consultants or employees.

As of September 30, 2004, options to purchase 1,099,375 shares of common stock were exercisable.

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

Revenue, Receivables and Inventory - The Company recognizes product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. In addition, the Company records reductions to revenue for estimated product returns and allowances for volume discount programs. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result. The Company provides reserves for estimated product warranty costs at the time revenue is recognized. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company records reserves against its inventory for estimated obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

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

RESULTS OF OPERATIONS

The following table shows the Company’s operating results as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(As Restated) in Note 3		(As Restated) in Note 3
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	37.3	34.6	35.3	34.9

Gross profit	62.7	65.4	64.7	65.1
Selling and marketing expenses	59.8	37.1	50.2	40.9
General and administrative expenses	35.0	28.4	34.7	31.1
Impairment charge	—	—	3.1	—

Operating (loss) income	(32.1)	(0.1)	(23.3)	(6.9)
Other (expense) income	(3.1)	4.1	(2.6)	1.0

(Loss) before income taxes	(35.2)	4.0	(25.9)	(5.9)
Provision for income taxes	(16.2)	(22.0)	(6.5)	(12.3)

Net (loss)	(51.4)	(18.0)	(32.4)	(18.2)

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Net revenues for the three months ended September 30, 2004 were approximately $1,952,000 as compared to approximately $2,224,000 for the comparable period of the prior year, a decrease of $272,000 or 12.2%. Revenues for the three month period ended September 30, 2004 consisted of retail sales of $1,518,000 and international and other sales of $434,000. Revenues for the three month period ended September 30, 2003 consisted of retail sales of $1,879,000, and international and other sales of $345,000.

During the three months ended September 30, 2004, retail sales were 77.8% of total revenues while international and other sales comprised 22.2% of total revenues. During the three months ended September 30, 2003, retail sales were 84.5% of total revenues while international and other sales comprised 15.5% of total revenues. During the three months ended September 30, 2004, international and other sales increased $89,000 from the comparable period in 2003 primarily as a result of new incremental sales in China and increased sales in the industrial division related to the new distributor program. The lubricant retail sales decline of $361,000 is attributable to a soft market for aftermarket automotive lubricants, competitive factors and general economic factors.

Cost of goods sold for the three months ended September 30, 2004 was approximately $729,000 as compared to $770,000 for the comparable period of the prior year, a decrease of $41,000 or 5.3%. As a percentage of net revenues, cost of goods sold increased from 34.6% for the three months ended September 30, 2003 to 37.3% for the three months ended September 30, 2004. The increase in 2004 was mainly attributable to a shift in sales mix in international sales with lower gross margins, and the recording of inventory cycle counts adjustments in the period.

Selling and marketing expenses of $1,168,000 for the three months ended September 30, 2004 represented an increase of $343,000 over the comparable period of the prior year. This 41.6% increase was primarily the result of increased expenses in customer sales allowances to promote the sales efforts, increased spending in television media advertising and production costs related to a new infomercial aired in July 2004. Selling and marketing expenses as a percentage of net revenues were 59.8% for the period ended September 30, 2004 versus 37.1% for the previous year.

General and administrative expenses for the three months ended September 30, 2004 were approximately $683,000 as compared to $632,000 for the three months ended September 30, 2003, an increase of $51,000 or 8.1%. This increase is mainly attributable to an increase in bad debt expense of $75,000. As a percentage of net revenues, general and administrative expenses increased from 28.4% in 2003 to 35.0% in 2004.

Net interest expense of $154,000 for the three months ended September 30, 2004 represented an increase of $60,000 from the comparable period in 2003. The increase is attributable to the additional interest expenses relating to the secured promissory notes issued by the Company in November 2003.

Other income (expense) for the three months ended September 30, 2004 was $9,300 as compared to $100,700 for the three months ended September 30, 2003 mainly due to a one-time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International, Inc., for the relief of $260,000 of subordinated notes payable. The gain on the sale of building was $54,600 respectively for the three months ended September 30, 2004 and September 30, 2003 (See Note 3 to consolidated condensed financial statements).

The provision for income taxes was $316,000 for the three month period ended September 30, 2004 as compared to $490,000 for the three months ended September 30, 2003. The provisions resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the three month period ended September 30, 2004 was approximately $1,005,000 as compared to a net loss of approximately $402,000 for the comparable period in the prior year, an increase of $603,000. The increase is a result of the factors discussed above.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2004

Net revenues for the nine months ended September 30, 2004 were approximately $6,555,000 as compared to approximately $6,446,000 for the comparable period of the prior year, an increase of $109,000 or 1.7%. Revenues for the nine month period ended September 30, 2004 consisted of retail sales of $5,089,000 and international and other sales of $1,466,000. Revenues for the nine month period ended September 30, 2003 consisted of retail sales of $5,581,000, and international and other sales of $865,000.

During the nine months ended September 30, 2004, retail sales were 77.6% of total revenues while international and other sales comprised 22.4% of total revenues. During the nine month period ended September 30, 2003, retail sales were 86.6% of total revenues while international and other sales comprised 13.4% of total revenues. During the nine months ended September 30, 2004, international and other sales increased $601,000 from the comparable period in 2003, primarily as result of new incremental sales in China, Hungary and Mexico and increased sales in the industrial division related to the new distributor program. The lubricant retail sales decline of $492,000 is attributable to a soft market for aftermarket automotive lubricants, competitive factors and general economic factors.

Cost of goods sold for the nine months ended September 30, 2004 was approximately $2,313,000 as compared to $2,247,000 for the comparable period of the prior year, an increase of $66,000 or 2.9%. As a percentage of net revenues, cost of goods sold increased from 34.9% for the nine months ended September 30, 2003 to 35.3% for the nine months ended September 30, 2004. The increase in 2004 was mainly attributable to a shift in sales mix in international sales with lower gross margins, and the recording of inventory adjustments.

Selling and marketing expenses of $3,290,000 for the nine months ended September 30, 2004 represented an increase of $651,000 over the comparable period of the prior year. This 24.7% increase was primarily the result of increased expenses in customer sales allowances to promote the sales efforts, increased spending in television media advertising and production costs related to a new infomercial aired in July 2004. Selling and marketing expenses as a percentage of net revenues were 50.2% for the period ended September 30, 2004 versus 40.9% for the previous year.

General and administrative expenses for the nine months ended September 30, 2004 were approximately $2,273,000 as compared to $2,003,000 for the nine months ended September 30, 2003, an increase of $270,000 or 13.5%. This increase was mainly attributable to an increase in fees to professional advisors in connection with a registration statement that the Company was required to file with respect to the November 2003 debt financing, a charge of $112,500 for compensation costs related to a transfer of stock in an affiliate and an increase in bad debt expenses. As a percentage of net revenues, general and administrative expenses increased from 31.1% in 2003 to 34.7% in 2004.

Impairment charge expense of $200,000 for the nine months ended September 30, 2004 relates to the impairment charge with respect to its trademarks. The Company determined to perform an interim impairment test as of June 30, 2004 with respect to its trademarks and goodwill as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Based on the Company’s analysis of the valuation reports the Company recorded the impairment charge. See Note 10 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report for a further discussion of this impairment charge.

Net interest expense of $467,000 for the nine months ended September 30, 2004 represented an increase of $169,000 from the comparable period in 2003. The increase is attributable to the additional interest expenses relating to the secured promissory notes issued by the Company in November 2003.

Other income (expense) for the nine months ended September 30, 2004 was $40,500 as compared to $135,000 for the nine months ended September 30, 2003 mainly due to a gain of $104,000 on the transfer of Oryxe common stock owned by the Company. The gain on the sale of building was $163,900 respectively for the nine months ended September 30, 2004 and September 30, 2003. (See Note 3 to consolidated condensed financial statements).

The provision for income taxes was $429,000 for the nine month period ended September 30, 2004 as compared to $790,000 for the nine months ended September 30, 2003. The provisions resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the nine month period ended September 30, 2004 was approximately $2,123,000 as compared to a net loss of approximately $1,169,000 for the comparable period in the prior year, an increase of $954,000. The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a negative working capital of approximately $519,000 as compared to positive working capital of $704,000 at December 31, 2003, representing a decrease of $1,223,000. Cash used in operating activities during the nine month period ended September 30, 2004 was $1,344,000, primarily consisting of net losses, increases in accounts receivable of $337,000 and inventories of $79,000, offset by decreases in deferred taxes of $429,000 and trademarks and intangible assets of $200,000 and an increase in accounts payable of $377,000. The accounts receivable increase resulted from an increase in the current period net revenues and the inventory increase is a direct result from the Company’s decision to meet potential demands from new international sales. Additionally, the Company provided $30,400 in investing activities and used $306,000 in financing activities which were primarily net reductions in outstanding subordinated secured promissory notes of $644,000 offset by $250,000 in proceeds from notes payable and net proceeds of $77,000 from the credit facility described below.

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility (the “Accounts Receivable Purchasing Agreement”) with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The Accounts Receivable Purchasing Agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at September 30, 2004, plus 2.25%. Additionally, the Company is obligated under the Accounts Receivable Purchasing Agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit which is currently $1,500,000. As of September 30, 2004, $814,290 was outstanding under the credit facility.

At September 30, 2004, the Company had accumulated deficit of approximately $12,643,000. Since 2001, the Company has financed its operations primarily through debt financings combined with cash from existing operations. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors and $2,500,000 through the sale and issue of secured promissory notes and common stock purchase warrants with institutional investors. In August 2004, the Company issued secured promissory notes in the aggregate principal amount of $250,000 to the institutional investors who participated in the November 2003 debt financing. (See Note 7 to consolidated condensed financial statements).

In addition to raising capital through debt financings, since 2002 the Company has initiated vigorous expense-reduction strategies, such as reducing personnel, discontinuing certain of its endorsement and sponsorship contracts and aggressively reducing selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. If these measures are not adequate, the Company will pursue additional expense reductions during 2004 or seek to raise additional capital from debt or equity financings. (See Note 7 to consolidated condensed financial statements). The Company is currently exploring additional new financing alternatives. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Additionally, pursuant to the securities purchase agreement entered into in November 2003, the holders of the secured promissory notes issued thereunder are required to approve any additional issuances of debt or equity securities by the Company.

Pursuant to the securities purchase agreement described above, the Company became subject to certain defined EBITDA ratios and tangible net worth financial covenants, which became effective starting with the period ending March 31, 2004. Specifically, the Company was required to, among other things, maintain a ratio of EBITDA to debt service payments of 0.10x for the twelve months ended September 30, 2004 and to maintain a tangible net worth of $100,000 for the quarter ended June 30, 2004. The Company was not in compliance with the tangible net worth financial covenant for the three months ended June 30, 2004 and did not anticipate that it would be in compliance with the EBITDA ratio covenant by September 30, 2004. On August 11, 2004, the securities purchase agreement was further amended to eliminate the financial covenants for all periods prior to March 31, 2006, at which time the Company will be required to maintain certain levels of tangible net worth and ratios of EBITDA to debt service payments on terms to be agreed to with the holders of the secured promissory note issued under the securities purchase agreement prior to June 30, 2005. The parties to the securities purchase agreement agreed to eliminate the financial covenants until March 31, 2006 partly as a result of management anticipating that the Company would not be in compliance with the applicable financial covenants for the periods prior to March 31, 2006. Once applicable, the financial covenant restrictions could make obtaining additional debt or equity capital more difficult and there is no assurance that the Company could obtain such capital on terms reasonably satisfactory to the Company, or the holders of the secured promissory notes, or at all.

Additionally, the securities purchase agreement required the Company to make quarterly royalty payments to the note holders in an aggregate amount (pro rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2004, sixty three one hundredth percent (.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The defined maximum annual expense during the balance of the agreement is $150,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2004 the Company issued four subordinated secured notes payable to accredited investors in the aggregate principal amount of $250,000. The proceeds received by the Company from the sale of subordinated promissory notes were used for general corporate purposes.

Item 6. Exhibits

10.39	Securities Purchase Agreement dated November 24, 2003 by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein (incorporated by reference to the same number Exhibit to the Registrant’s Form 8-K filed August 20, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: November 12, 2004	/s/ Nicolaas M. Rosier
Nicolaas M. Rosier
Chief Financial Officer
(Principal Financial Officer)