Form 10KSB
period 2004-12-31
PROLONG INTERNATIONAL CORP
filed 2005-04-15
CIK 1016965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004

OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-22803

PROLONG INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	74-2234246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Thomas, Irvine, California 92618

(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 587-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the most recent fiscal year were $7,909,835.

As of April 13, 2005 the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sales price of $0.16 per share of Common Stock on December 31, 2004, was approximately $5,628,400.

The number of outstanding shares of the Registrant’s Common Stock as of March 31, 2005 was 35,177,300.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

This Annual Report on Form 10-KSB contains forward-looking statements relating to future events or the future financial performance of the Registrant, including but not limited to statements contained in “Description of Business,” and “Management’s Discussion and Analysis or Plan of Operation” and “Factors Which May Affect Future Operating Results.” Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB, including, but not limited to, matters set forth in “Factors Which May Affect Future Operating Results,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

PART I

ITEM 1. Business

General Description of Business

Prolong International Corporation (the “Registrant” or “PIC”) is a Nevada corporation that was incorporated on August 24, 1981. On December 4, 1998, PIC formed Prolong International Holdings Ltd. (“PIHL”), a Cayman Islands company, as a wholly-owned subsidiary. On the same day, PIHL formed Prolong International Ltd. (“PIL”), a Cayman Islands company, as its wholly-owned operating subsidiary. PIC, through PSL, PIHL and PIL (referred to collectively in the operational context with PIC as “Prolong,” the “Company,” “we,” “us” or “our,” except for Part III, in which the Company shall refer solely to PIC), is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment (“AFMT”).

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

AFMT is composed of petroleum distillates and other chemicals and contains no solid particles. Typically, performance enhancing lubrication additive formulations contain solid particles such as lead, molybdenum disulphide, PTFE resins, Teflon™, fluorocarbon resins or fluorocarbon micro powder. Prolong believes that the primary disadvantage to particulate material in lubricant additives is that it tends to distribute unevenly and can result in excessive particulate build-up. Because AFMT contains no solid particles, Prolong believes that there is no risk of excessive build-up, because the lubrication “film coat” is uniform and microscopically thin.

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

Prolong Heavy Duty Oil Stabilizer - Designed to help solve lubrication problems associated with older gasoline and diesel engines, also effective for manual transmissions, differentials and gear boxes. Conditions seals, adds lubricity, seals worn cylinders and valve guides to help stop oil leaks and burning, reduce oil consumption, reduce exhaust smoke, increase compression, stabilize viscosity and extend oil life.

Prolong Motor Oils – Formulated with premium motor oil base and additive package, with appropriate volume of Prolong Engine Treatment containing patented AFMT™ Anti-Friction Meta Treatment to reduce friction and heat and help extend oil life. Comes in 5W-30, 10W-40 and 20W-50 for use in gasoline engines, and 15W-40 for use in diesel engines. Exceeds API SL and CI-4 performance requirements.

Prolong Transmission Treatment - Formulated for use in both automatic and manual transmissions and for other applications, such as gearboxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal.

Prolong Transmission Gear & Differential Treatment – Formulated for use in both automatic and manual heavy-duty transmissions and for other applications, such as heavy-duty industrial gearboxes where metal gears are operated under high pressure, this product is designed to improve lubrication where metal meets metal. Medium duty applications – 10W-50. Heavy duty applications – 85W-140.

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

Prolong “SPL100” Super Penetrating Lubricant – This product is formulated to lubricate, penetrate, and prevent corrosion, free sticky mechanisms, displace moisture, stop squeaks and reduce friction and wear. This product can also serve as a light duty machining, tapping and drilling fluid.

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

APPEARANCE PRODUCT

Prolong Waterless Wash - This product is designed to both wash and shine a vehicle in as little as 15 minutes through a simple spray and wipe technique, without using water. Special lubricating agents encapsulate and lift dirt particles to clean safely without scratching, leaving a smooth, shiny, and protected finish. The product removes bugs, tar, tree sap, road film and bird droppings.

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

Consumer Automotive - The consumer automotive market consists of automobiles, light trucks, motor homes, motorcycles, snowmobiles, jet skis, and other fuel burning vehicles. The owners of these vehicles represent a significant source of customers for Prolong’s lubricants, fuel additives, appearance products and other future additions to the Prolong product line. Recognizing this fact, this market has been the primary target of Prolong’s marketing efforts to date.

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

Future Markets for Prolong’s Products

Prolong believes the following to be significant opportunities for expansion of its marketing efforts into diverse niches of the lubricant market. However, Prolong may not be successful at penetrating any of these potential markets.

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

International sales comprised 10.3% and 14.9% of PIC’s revenues in 2003 and 2004, respectively. Prolong consummates such sales through independent distributors and, as such, has nominal assets attributable to its international sales.

Marketing and Distribution of the Products

Prolong distributes its products through both national and regional automotive aftermarket stores, traditional automotive aftermarket stores, mass merchandisers, installers, independent distributors, and directly to consumer end-users via direct response television sales and the Internet. Currently, Prolong has approximately 450 distributors in the United States. Additionally, Prolong has sixteen international distributors. Prolong currently employs a direct sales force of 5 people to service its distributors. The Company utilizes contract warehouses located in Southern California to store and ship its products.

Prolong’s major automotive retailers include Advance Auto, AutoZone, CSK Auto, Pep Boys, Canadian Tire and other regional and independent automotive retailers.

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

The Company sells its products online through its website at www.prolong.com. Fulfillment of direct sales to online customers is done at the Company’s headquarters. The Prolong website has e-commerce capabilities as well as general product and Company information. Prolong intends to further utilize the Internet as a means of marketing and distributing its products directly to the public, as well as communicating with its shareholders and the public in general. The products offered by Prolong have been marketed through endorsements by well-known spokespersons, event sponsorships, spot television ads, print and electronic media, trade shows, motor sports, direct response television advertisements, radio, press releases, public relations, in-store point of sale materials and promotions, sweepstakes, and through the Internet on Prolong’s website.

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

From time to time, Prolong utilizes direct response television advertising, commonly called infomercials, in order to educate the public about the benefits and features of Prolong consumer products, to promote the brand, and to sell products directly to consumer end users. To date, Prolong has premiered four separate infomercials. Results through the infomercials vary from program to program and from time slot to time slot but in general have been beneficial to Prolong due to the fact that they provide television exposure at reduced costs from traditional television spot advertising, as well as fill the market demand for mail order purchases. In general, Prolong believes that no more than 5% to 10% of its customers will buy Prolong products through infomercials and mail order delivery, but Prolong does believe that there is a wide viewing audience that is exposed to its products through the infomercials and that a portion of such audience ultimately purchases Prolong products at a retail establishment.

Competition

The market for Prolong’s products is highly competitive and is expected to remain so in the future. The basic formula of Prolong’s lubricant products has not changed materially since its development in 1986. The formula was granted a United States patent on July 4, 1989. Rapid technological advances, frequent new product introductions and evolving industry standards, characterize the market for Prolong’s products. Some of Prolong’s principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP®) and Pennzoil-Quaker State Company (Slick 50®), both of which market engine treatments. Other competitive engine treatment brands include Duralube®, and Z-MAX™. Prolong’s competitors also include the major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company and Lucas Oil Products, Inc. Competition for appearance products comes principally from companies such as Turtle Wax, Inc., Meguiar’s, Inc., Pennzoil-Quaker State Company and The Clorox Company. Prolong believes that major oil and consumer products companies not presently offering products that compete directly with those offered by Prolong may enter Prolong’s markets in the future.

Prolong believes that its current competitive edge lies with the superior lubrication performance of its products relative to that of its competitors, the operating cost reductions experienced by Prolong product users, the awareness of its brand among consumers and businesses, the value offered by the brand as perceived by consumers and businesses, and its distribution channels. In order for Prolong to draw attention to the superior performance of its products, Prolong is treating and marketing its products as a unique specialty line of high performance products as opposed to a high volume product line.

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

In addition to the potential deficiency in supply of the AFMT components, such components are also subject to significant price volatility beyond the control or influence of Prolong. Prices for the components of the quality sought by Prolong are dependent on the origin, supply and demand at the time of purchase. Prices can be affected by multiple factors in the producing countries, including weather and political and economic conditions. Additionally, petroleum products, upon which Prolong relies for its AFMT formula, are affected by and have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the Organization of Petroleum Exporting Countries (“OPEC”), that have historically attempted to establish price controls on petroleum products through agreements establishing export quotas or restricting petroleum supplies worldwide. In addition, the increase in worldwide demand for oil, driven by growth in countries like China and India will continue to put upward pressure on oil prices. No assurance can be given that OPEC (or others) will not succeed in raising the price of petroleum components or that, in such event, Prolong will be able or choose to maintain its gross margins quickly by raising its prices without effecting demand. Increases in the prices for the components, whether due to the failure of its suppliers to perform, conditions affecting the component-producing countries, or otherwise, could have a material adverse effect on PIC’s results of operations.

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

Customers

In 2004, Prolong’s sales to automotive aftermarket retail chain stores, mass merchandisers, and independent distributors comprised approximately 82.3% of its revenues while sales to international, commercial, industrial and other customers comprised 17.7% of total revenues. In 2004, four retail customers (AutoZone (24.0%), Wal-Mart (20.1%), Pep Boys (9.4%) and CSK Auto (5.6%)) comprised approximately 59.1% of its revenues.

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

Royalty Agreements

In 1996, Prolong entered into a service and endorsement contract with Al Unser, whereby prolong agreed to pay royalties on all net lubricant retail sales at rates that varied during each year of the agreement. The current applicable royalty rate through the balance of the term of the agreement, October 31 2004 is 0.6%. For each year during the term of the agreement, the Company pays a guaranteed minimum payment of $60,000. The maximum annual payment during the balance of the term is $125,000. During 2004, Prolong expended $60,000 under this agreement. The contract has now concluded, but payments for the deferred balance of $72,000 will be paid in 2005.

In connection with the notes payable described in Note 8, Item b of the consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB, Prolong agrees to make quarterly royalty payments to the note holders in an aggregate amount (pro-rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue (as defined in the securities purchase agreement related to the notes) for such quarter and (ii) one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The maximum annual expense during the balance of the agreement is $150,000. During 2004, Prolong paid $26,496 under this agreement for these royalties.

In July 2003, the Company received $100,000 in connection with an “Infomercial Participation Agreement” with Lubrication Solutions. The Company agreed to pay royalties equal to 1% of Gross Revenue (as defined in such agreement) from the sales generated by a new long form direct response television infomercial, which began airing, late 2004, up to an aggregate maximum payment of $250,000. During 2004, Prolong paid $475 under this agreement.

Employees

As of April 13 2005, PIC and its subsidiaries collectively employed 21 full-time employees, including 2 executive officers, and no part-time employees. None of Prolong’s employees are represented by a labor organization and PIC considers the relationships with its employees to be good.

Available Information

Prolong’s corporate information website is www.prolong.com/corporateinfo.aspx. Prolong makes available through this website under “Stock Information – EDGAR,” free of charge, its annual reports on Form 10-KSB, quarterly reports on

Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after Prolong electronically files or furnishes such materials to the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials that Prolong files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. Description of Property

PSL leases approximately 29,442 square feet of office and warehouse space in a two-story building located at 6 Thomas in Irvine, California, pursuant to a five-year lease that terminates on December 31, 2006, with an option to renew for one additional five-year period. The monthly lease obligation for fiscal 2005 is $36,300, of which approximately $11,000 is being paid to PSL by sub-tenants for the use of a portion of the space. PIC considers the present facilities to be adequate for Prolong’s current operations and for those reasonably expected to be conducted during the next twelve months. PIC may sub-lease space within the premises from time to time depending upon the space needs of the Company. Further, PIC believes that any additional space, if required, will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleged breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. On September 24, 2004 the Court approved a settlement among all the parties as a class action, and the case was ordered dismissed on October 5, 2004. Pursuant to the settlement terms, the Company issued 1,111,538 shares of its common stock and reimbursed $24,000 in litigation expenses, which amounts were then distributed to the class members and their counsel. Neither the Company, nor any of the other settling defendants made any admission of liability in connection with the litigation. The settlement was entered into to terminate any and all disputes and controversies among the parties and to avoid further litigation related expenses.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on December 8, 2004.

(b)	Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

Name	Class #	Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of “Non-Votes”
Elton Alderman	III	15,803,150	137,232
William A. Carlson	III	15,820,614	119,768

Immediately following the Annual Meeting, the Board of Directors consisted of:

Class
Elton Alderman	III
William A. Carlson	III
Thomas C. Billstein	II
Anthony J. Azavedo	II
Robert Lautz	II
Carey Fitchey	I
Richard McDermott	I

(c)	Proposal Two to appoint Haskell & White LLP as the Company’s independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”	Number of Votes “Withheld”	Number of “Non-Votes”
15,823,114	51,518	65,750

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

PIC’s Common Stock is currently trading on the American Stock Exchange (“AMEX”) under the symbol “PRL.” High and low sales prices as furnished by AMEX for each quarter during 2003 and 2004 are as indicated below.

Quarter Ended:	High	Low
March 31, 2003	$0.11	$0.07
June 30, 2003	$0.25	$0.06
September 30, 2003	$0.21	$0.12
December 31, 2003	$0.55	$0.15
March 31, 2004	$0.52	$0.20
June 30, 2004	$0.37	$0.23
September 30, 2004	$0.30	$0.15
December 31, 2004	$0.41	$0.19

PIC has authorized 150,000,000 shares of Common Stock, having a par value of $0.001 per share. As of March 31, 2005, the number of holders of record of Common Stock was approximately 756 and the high and low sales prices as reported by AMEX for the year ended December 31, 2004, were $0.42 and $0.16, respectively. PIC has not declared any cash dividends since inception, and does not intend to do so in the foreseeable future. PIC currently intends to retain its earnings for the operation and expansion of its business. Moreover, pursuant to the securities purchase agreement entered into in November 2003, PIC is restricted from paying or authorizing any dividends without receiving the prior written consent of holders of a majority of the principal amount of secured promissory notes issued under such agreement.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Registrant’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

General

Since its reorganization in June 1995, management of Prolong has concentrated a significant portion of its efforts and resources on the marketing and sale of Prolong’s consumer oriented products, through traditional retail distribution and through direct response television advertising in order to create awareness of the Prolong lubricant technology in the marketplace. Management believes that it has attained a significant level of brand and product identification and Prolong is now focusing its efforts to expand sales of its consumer lubrication products into commercial and industrial channels, as well as international markets.

The lubricant business is extremely competitive. Prolong’s business requires that it compete with larger, better financed entities, most of which have brand names which are well established in the marketplace. Although Prolong, in the opinion of management, has unique products which have superior performance characteristics relative to the well known products available in the marketplace, Prolong remains at a distinct disadvantage and will be required to expend substantial sums in order to promote brand name identity and product acceptance among its prospective customers. In order to establish brand name identity, Prolong has historically relied primarily on its direct response television programs and on its shelf presence and cooperative marketing agreements with its distributors such as Wal-Mart Stores, AutoZone, PepBoys, CSK Auto, NAPA, CARQUEST and others. Prolong is currently working to substantially broaden its distribution reach within the industrial supply, commercial fleet and government sectors. The addition of Fastenal, Inc. as a Prolong industrial supply distributor is an example of that effort. The Company believes that putting additional emphasis on industrial and commercial customers will result in broader public knowledge of its products and will increase the potential for growing sales revenue.

Risk Factors and Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. The words “estimate,” “project,” “potential,” “intended,” “expect,” “anticipate,” “believe” and similar expressions or words are intended to identify forward looking statements. The forward looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company’s business and technology. These assumptions involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Because of the risk factors discussed in “Management’s Discussion and Analysis or Plan of Operation” and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Goodwill and Purchased Intangible Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Management obtains an annual, third party valuation to assist it in the performance of annual impairment tests. This valuation utilizes forecasts, which are estimated by management based on anticipated trends. The amounts and useful lives assigned to intangible assets impact future amortization.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Fiscal year Ended December 31
	2003	2004
Net Revenues	100.0%	100.0%
Cost of goods sold	35.4	36.9

Gross profit	64.6	63.1
Selling and marketing expenses	43.0	52.0
General and administrative expenses	39.1	34.7
Impairment charge	—	2.5

Operating (loss)	(17.5)	(26.1)
Other (expense) income	0.5	(3.2)

Income (loss) before provision for income taxes	(17.0)	(29.3)
Provision (benefit) for income taxes	9.4	5.4

Net (loss)	(26.4)	(34.7)

Comparison of the Years Ended December 31, 2004 and December 31, 2003

Net revenues for the year ended December 31, 2004 were approximately $7,909,800 as compared to approximately $8,350,800 for the year ended December 31, 2003, a decrease of $441,000 or 5.3%. Revenues for the year ended December 31, 2004 consisted of: retail sales of $6,516,300 and international and other sales of $1,393,500. Revenues for the year ended December 31, 2003 consisted of: retail sales of $7,027,000 and, international and other sales of $1,323,800.

For the year ended December 31, 2004, retail sales were 82.3% of net revenues while international and other sales comprised 17.7% of net revenues. For the year ended December 31, 2003, retail sales were 84.2% of net revenues while international and other sales comprised 15.8% of net revenues. The lower retail sales for the year ended December 31, 2004 versus the same period a year ago are attributable to a decrease in lubricant sales of approximately $530,300. The lubricant retail sales decline is attributable to a continuing soft market for specialty lubricants, competitive factors, reduced advertising exposure and general economic factors.

Cost of goods sold for the year ended December 31, 2004 was approximately $2,916,200 as compared to $2,958,300 for the comparable period of the prior year, a decrease of $42,100 or 1.0%. As a percentage of net revenues, cost of goods sold increased from 35.4% for the year ended December 31, 2003 to 36.9% for the year ended December 31, 2004. The increase in 2004 was mainly attributable to a shift in product mix in the retail lubricants sales, lower average sales prices and increases related to overhead warehouse costs and freight in expenses.

Selling expenses of $4,116,000 for the year ended December 31, 2004 compares to $3,588,500 for the year ended December 31, 2003, which represented an increase of $527,500. This 14.7% increase was primarily the result of increased expenses for advertising programs, retail commissions, marketing consulting, the introduction of an infomercial, offset by a reduction in personnel. Selling and marketing expenses as a percentage of net revenues were 52.0% for the year ended December 31, 2004 versus 43.0% for the previous year.

General and administrative expenses for the year ended December 31, 2004 were approximately $2,858,600 as compared to $3,264,400 for the year ended December 31, 2003, a decrease of $405,800 or 12.4%. This decrease is primarily attributable to a decrease in legal expenses and bank charges partially offset by audit fees. As a percentage of net revenues, general and administrative expenses decreased from 39.1% in 2003 to 36.1% in 2004. This decrease was primarily as a result of the decrease in expenses and the decrease in net revenues.

Net interest expense of $613,000 for the year ended December 31, 2004 compared to $402,000 for the year ended December 31, 2003 represented an increase of $211,000. The increase is attributable to an increase in borrowings for the year ended December 31, 2004. Other income for the year ended December 31, 2004 was $149,000 as compared to $228,400 for the year ended December 31, 2003. This decrease was the result of the one time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International Inc., in satisfaction of $260,000 of subordinated notes payable, offset by reduced income from subletting a portion of the Company’s facilities, recorded in 2003.

In June 2002, the Company recorded a deferred gain on sale of building of $983,400 from the sale of the Company’s land and building comprising its corporate headquarters. Concurrently with the sale, the Company entered into a lease-back agreement for a period of 5 years. As a result of the terms contained in the lease agreement, the Company is recognizing the gain on a straight-line basis over the remaining lease term through December 31, 2006. The gain on sale was $218,532 for the period ended December 31, 2004 compared to $218,534 for the period ended December 31, 2003.

The provision for income taxes was $429,000 for the year ended December 31, 2004 as compared to a provision for income taxes of $790,000 for the year ended December 31, 2003. The 2004 provision results from a valuation allowance increase of $429,000 recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets would be realized.

Net loss for the year ended December 31, 2004 was approximately $(2,855,100) as compared to a net loss of approximately $(2,205,700) for the comparable period in the prior year, an increase of $(649,400). The increase is a result of the factors discussed above.

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

Net interest expense of $402,200 for the year ended December 31, 2003 represented an increase of $31,400 over the comparable period in 2002. The increase is attributable to a non cash charge of $144,000 for the unamortized debt discount on the subordinated secured promissory notes, which was partially offset by decreases in the interest rate relating to the credit facilities. Other income for the year ended December 31, 2003 was $130,100 as compared to $73,800 for the year ended December 31, 2002. This increase was the result of the one time net gain of $92,800 from the exchange of approximately 766,000 shares of common stock held in the Company’s affiliate, Oryxe Energy International Inc., in satisfaction of $260,000 of subordinated notes payable, offset by reduced income from subletting a portion of the Company’s facilities. Related party other income, which relates to sublease income received from Oryxe Energy, was $98,306 for the year ended December 31, 2003 as compared to $99,996 for the year ended December 31, 2002.

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

Liquidity and Capital Resources

At December 31, 2004, the Company had a negative working capital of approximately $(770,200) as compared to a net working capital of $704,300 at December 31, 2003, representing a decrease of $1,474,500. Operating activities used $1,525,000 during 2004, primarily due to net losses of $2,855,000 offset by a decrease in accounts receivable of $354,000, resulting from lower current year net revenues, and a decrease in deferred taxes of $429,000 based on management’s current estimate of the future realizability of the Company’s net operating loss carry forwards. Further, the Company experienced a decrease in accrued expenses, mainly related to the decrease in the accrued legal reserve of $488,900, which was partially offset by an increase in prepaid expenses and an increase in accounts payable. Additionally, the Company provided $48,900 in investing activities and used $144,200 in financing activities which were primarily increases in the bank line of credit of $81,200, payments from the sale and issuance of subordinated notes payable of $737,500 offset by $506,100 of proceeds received from notes payable.

The Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, was renewed February 26, 2005 for one year with successive one-year renewal periods thereafter. The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index (4.75% at December 31, 2004), plus 2.25%. Additionally, the Company is obligated under the agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of December 31, 2004, $656,400 was outstanding under the credit facility.

At December 31, 2004, the Company had negative working capital of approximately $(770,200) and an accumulated deficit of approximately $13,375,500. During 2002 and 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. During 2004, the Company raised additional working capital of $250,000 through a private placement offering of convertible promissory notes to accredited investors. In addition, the Company received $143,809 through the exercise of previously issued warrants and $200,000 through the issuance of secured promissory notes to Elton Alderman, the Company’s President and Chief Executive Officer. However, the Company does not believe that these funds together with existing cash balances, anticipated cash from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s operation beyond 2005, at which time, if it has not achieved positive cash flow from operations or been able to obtain additional debt or equity financings, the Company may need to suspend operations or explore strategic alternatives. Although the Company is actively seeking to raise additional funds through the sale of debt or equity securities, it may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, the Company will have to obtain the consent of St. Cloud Capital partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing an additional debt or equity financing.

Factors Which May Affect Future Operating Results

In evaluating our business, you should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-KSB.

Some of the statements contained in this Annual Report on Form 10-KSB are forward-looking. These forward-looking statements are based on our current expectations that involve risks and uncertainties which may affect, among other things, our ability to maintain our current sales rate or may cause sales to decline. Such risks and uncertainties include, but are not limited to, the following:

•	We may be unable to generate either through operations, debt placements or equity sales, sufficient cash to operate the business.

•	Increased competition in the specialized lubrication or appearance product markets may cause downward pressure on our prices

•	Competitive, technological, financial and business challenges may make it more difficult for us to continue to sell specialty lubricant and appearance products.

•	We may be unable to retain our existing key sales, technical and management personnel.

•	The lubricant or appearance products industries or our operations or business may face other unforeseen material adverse changes.

Our current expectations, which impact our budgeting, marketing, and other management decisions, are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments. Revisions to our current expectations may cause us to change our marketing, capital expenditures or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. Although we believe that our current expectations are reasonable, we make no representation regarding their accuracy. Therefore, you should avoid placing undue reliance on the forward-looking statements contained in this Annual Report on Form 10-KSB.

We have incurred several years of declining sales and operating losses and may be unable to generate sufficient revenues to achieve profitability in the future.

We have experienced decreasing sales each year since fiscal year 1998 primarily as a result of competition and decreased advertising expenditures. Partly as a result of our decreased sales, we have incurred net losses of $1.7 million, $1.2 million, $1.3 million, $2.2 million and $2.8 million for the fiscal years 2000, 2001, 2002, 2003 and 2004, respectively. Our revenues may not increase or we may not generate sufficient revenues to achieve profitability. Even if we are able to achieve profitability in the near future, we may be unable to sustain or increase profitability on a quarterly or annual basis thereafter.

We will need to raise additional funds in the future and a failure to raise additional funds when needed may require us to suspend our operations.

We do not expect that our current cash balances and expected cash flows from operations, combined with amounts available for borrowing under our credit facility, will be sufficient to fund our operations beyond 2005. We will need to raise additional funds to continue operating our business beyond such time. We are currently in the process of seeking additional debt or equity financing. However, we may not be able to obtain adequate funds when we need them or on acceptable terms, if at all.

Even if we are able to reach an agreement with investors regarding a purchase of our debt or equity securities, we will have to obtain the consent of St. Cloud Capital, L.P. pursuant to the securities purchase agreement entered into in November 2003 to consummate a financing and we may not be able to obtain St. Cloud’s consent in a timely manner.

In addition, the issuance of additional shares of stock could result in a substantial dilution to the ownership interests of our present stockholders. If we are unable to obtain adequate funds on terms acceptable to us when we need them, we may need to suspend our operations or explore strategic alternatives.

If we continue to fail to meet the listing standards for The American Stock Exchange and become de-listed, the trading price of our common stock will likely be lower and the ability of our stockholders to liquidate their shares of common stock will be negatively impacted.

The listing standards for The American Stock Exchange include a stockholders’ equity and market capitalization test. The American Stock Exchange also monitors the financial condition and stability of listed companies. As of December 31, 2004, we did not meet the current listing standards with respect to stockholders’ equity and profitability. As of April 13, 2005, the Company is working on a plan that has been approved by the AMEX to continue its listing. However, there can be no assurance at this time that that Company will be successful in it efforts to regain compliance with the AMEX listing standards in a timely manner. In the event that we fail to met or exceed the listing standards, our common stock may be de-listed from The American Stock Exchange. If our common stock is removed from listing on The American Stock Exchange, the liquidity of our common stock could be impaired and the trading price might be reduced. In such an event, the Company would likely make application to trade on the NASDAQ Small Cap Market, but approval of such application cannot be assured at this time and is unlikely given equity level and current market price.

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

The nature of our business exposes us to risk from product liability claims. We currently maintain product liability insurance with maximum coverage limits of $6,000,000 for each occurrence and an aggregate limit of $7,000,000 per year. Product liability coverage is becoming increasingly expensive and our current coverage may not adequately cover future product liability claims. Currently, we have no plans to increase our coverage. However, we reevaluate our product liability coverage from time to time to ensure its adequacy. Any losses that we may suffer from future liability claims, including the effect that any product liability litigation may have upon our reputation and marketability of our products may negatively impact our customer relationships and reduce our earnings.

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

Our principal competitors include other providers of specialized lubrication products, such as The Clorox Company (STP™) and Pennzoil-Quaker State Corporation (Slick 50™), both of which market engine treatments, and other competitive engine treatment brands, such as Duralube® and Z-Max™. Our competitors also include major oil brands such as Shell, Chevron, Castrol, and other companies that manufacture lubrication products, such as WD-40 Company and Lucas Oil Products, Inc Further, we believe that major oil companies, well established consumer products and new start-up companies not presently offering products that compete directly with our products, may enter our markets in the future. With respect to our appearance products, major competitors include such companies as Turtle Wax, Inc., Meguiar’s, Inc., Mothers, Pennzoil-Quaker State Company, and The Clorox Company. Increased competition could result in any or all of the following:

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

Most of our shares of common stock are freely tradable and such sales may depress the market price of our common stock, which may negatively impact the investment value for our existing stockholders.

Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock. In addition, the perception that substantial amounts of our common stock could be sold may negatively impact our ability to complete additional equity financings.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenue from these customers could harm our results of operations.

A significant portion of our revenues comes from only a small number of customers. For example, during fiscal year 2004, four customers accounted for approximately 59.1% of net revenues. We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

Our average net selling prices have declined, and may continue to decline, which could negatively impact our gross margins and earnings.

The average net sales prices for our products have declined and may continue to decline in the future. This decline is primarily as a result of promotional offers and demand from consumers to reduce pricing. In addition, our average net sales prices decline when we negotiate large volume price discounts with certain customers. In the short term, we plan to work at lowering our manufacturing costs in order to offset the possibility of declining average sales prices. In the long term, we plan to develop new AFMT-based products and product mixes that can be manufactured at lower cost or sold at higher average sales prices. If, however, we fail to achieve such manufacturing cost reductions or diversify our product mix, our gross margins could decline. Such a decline could negatively impact our earnings.

Our revenues could be diminished if we are not able to expand our international sales.

International sales comprised 14.9% of revenues during fiscal year 2004 as compared to 10.3% of revenues for fiscal year 2003. We plan to continue our focus to expand international sales in the future. This will require significant financial resources and management attention. In order to expand sales internationally, we plan to do the following:

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006 and do not believe such provisions, when applied, will have a material impact on our financial position or results of operations.

ITEM 7. Financial Statements

Consolidated balance sheets of PIC as of December 31, 2004, statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 and the report of independent registered public accounting firm thereon are referenced in ITEM 13 herein.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this annual report, pursuant to Rules 12a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The Company’s Board of Directors is comprised of five directors, divided into three classes. Mr. McDermott serves as a Class I director whose term expires on the date of the 2005 annual meeting of stockholders. Messrs. Billstein and Azavedo serve as Class II directors whose terms expire on the date of the 2006 annual meeting of stockholders. Messrs. Alderman and Carlson serve as Class III directors whose terms expire on the date of the 2007 annual meeting of stockholders.

The following table and biographical summaries set forth, with respect to each director, his or her age, position or positions in the Company, the year in which he first became a director of the Company, and his principal occupations or employment during at least the past five years.

Name	Age	Position	Class
Elton Alderman	66	President, Chief Executive Officer and Chairman of the Board	III
Thomas C. Billstein	52	Chief Operating Officer, Secretary and Director	II
William A. Carlson	56	Vice President, Sales & Director	III
Anthony J. Azavedo (1) (2)	61	Director	II
Richard L. McDermott (1) (2)	58	Director	I

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

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

William A. Carlson has served as a director for the Company since December 2004. Since August, 2004 Mr. Carlson has served as Vice President of Sales, manages all domestic sales activities and major account relationships including the premier automotive aftermarket chain stores in the United States. He has over 25 years experience in the automotive aftermarket Mr. Carlson was formerly with General Motors and AC Delco in executive positions. Prior to joining Prolong Super Lubricants he successfully ran his own companies including Corporate Sports Marketing, started in 1992, which coordinated sponsorship programs between NASCAR and major corporations such as K-Mart and Little Caesars Pizza. In 1997 he created and continues to run The California Racing Experience which educates the non-professional in NASCAR type driving. He obtained a Bachelors Degree in Economics from Ball State and his MBA from Wharton.

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

Name	Age	Position
Elton Alderman	66	President and Chief Executive Officer
Thomas C. Billstein	52	Chief Operating Officer and Secretary

Biographical summaries regarding Messrs. Alderman and Billstein have been presented earlier.

Audit Committee and Audit Committee Financial Expert

The members of the Company’s Audit Committee are Anthony J. Azavedo, CPA and Richard McDermott, each of whom the Board of Directors has determined satisfies the independence and financial literacy standards established by the SEC and The American Stock Exchange. The Company’s Board of Directors has determined that Mr. Azavedo qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company, or written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company’s Common Stock were made with respect to the Company’s fiscal year ended December 31, 2004.

Code of Ethics

The Company adopted a Code of Ethics, as required by the rules and regulations of the SEC and The American Stock Exchange, which applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company provides a copy of such Code of Ethics upon a written request made to: Prolong International Corporation, 6 Thomas, Irvine, CA 92618 Attn: Investor Relations The Company will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics by posting such information on its website, www.prolong.com.

ITEM 10. Executive Compensation

The following table sets forth the compensation paid in each of the years ended December 31, 2004, 2003 and 2002 to the Company’s Chief Executive Officer and the Company’s other executive officers whose salary and bonus exceed $100,000 during the year ended December 31, 2004 (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Option Grants (#)	All Other Compensation ($)
Elton Alderman President and Chief Executive Officer	2004 2003 2002	182,769 166,902 184,529	— — —	— — —	— — 500,000	— — —

Thomas C. Billstein Chief Operating Officer and Secretary	2004 2003 2002	139,000 133,562 147,656	— — —	— — —	— — 200,000	1,284 — —	(1)

Nicolaas M. Rosier (2) Chief Financial Officer	2004 2003 2002	103,689 100,607 105,820	— — —	— — —	— — 150,000	1,471 — —	(3)

(1)	Represents the corporate contribution to the 401K program
(2)	Nicholas M. Rosier resigned as Chief Financial officer, effective December 29, 2004.
(3)	Represents the corporate contribution to the 401K program

Option Grants in Last Fiscal Year

The Company did not grant any stock options to the Named Executive Officers during fiscal year 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises during the fiscal year ended December 31, 2004 by each of the Named Executive Officers:

Name	Shares Acquired on Exercise #	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)(1)
			Exercisable	Un-exercisable	Exercisable	Un-exercisable
Elton Alderman	—	—	310,000	250,000	32,500	32,500
Thomas C. Billstein	—	—	145,000	100,000	10,000	10,000

(1)	Value is based on the closing sales price for the Common Stock as reported on the American Stock Exchange on December 31, 2004 (the “Fair Market Value”) minus the exercise price or base price of “in-the-money” options. The Fair Market Value of the Common Stock as of December 31, 2004 was $0.24 per share.

Employment Agreements

On January 21, 2000, the Company entered into an employment agreement with Mr. Billstein for an initial term of 4 years with automatic renewal for successive four-year periods unless either party gives written notice of the non-renewal at least 180 days prior to the expiration of the then-current term. Notice of non-renewal was not given and the employment agreement was automatically renewed for an additional 4 year term. The employment agreement provides for an annual base salary of $143,000 (with minimum annual increases in the base salary of 5%), an incentive bonus determined in accordance with the Company’s incentive compensation plan, an automobile allowance of up to $1,000 per month and certain other incentives set forth therein. Upon termination of Mr. Billstein’s employment agreement by the Company for reason other than “cause,” as defined in the employment agreement, or by Mr. Billstein for “good reason,” as defined in the employment agreement, Mr. Billstein will be entitled to receive, as severance pay, an amount equal to Mr. Billstein’s current monthly salary multiplied by twenty-four months, plus the payment of certain additional benefits, such as health insurance, for a period of twelve months. Severance pay shall be made fifty percent (50%) in one lump sum with the balance payable in equal installments over a twelve-month period following termination. Mr. Billstein’s employment agreement also contains confidentiality, proprietary rights and dispute resolution provisions.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 15, 2005 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Named Executive Officers and (iv) all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Elton Alderman	4,391,600	(4)	13.0%
St. Cloud Capital Partners, LP	3,716,473	(5)	11.5%
Carol A. Auld	3,304,399		10.1%
Thomas C. Billstein	1,744,300	(6)	5.2%
Richard L. McDermott	79,500	(7)	*
Anthony J. Azavedo	10,000		*
William R. Carlson	6,000	(8)	*

All officers and directors as a group (5 persons) (9)	6,231,400	(10)	27.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, 6 Thomas, Irvine, California 92618.
(2)	Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2005, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3)	Applicable percentages are based on 34,460,319 shares outstanding on March 15, 2005, plus the number of shares such stockholder can acquire within 60 days after March 15, 2005.
(4)	Includes 185,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2005.
(5)	Consists of shares of Common Stock subject to a warrant exercisable within 60 days of March 15, 2005. The address of St. Cloud Capital Partners, LP is 10866 Wilshire Boulevard, Suite 1450, Los Angeles, California 90024. Based on information contained in a Schedule 13-D/A filed with the Securities and Exchange Commission on March 23, 2005.
(6)	Includes 145,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2005.
(7)	Consists of 70,000 and 9,500 shares of Common Stock subject to options and warrants, respectively, exercisable within 60 days of March 15, 2005.
(8)	Consists of 6,000 shares of Common Stock subject to options exercisable within 60 days of March 15, 2005.
(9)	Includes shares held by Messrs. Alderman, Billstein, McDermott, Azavedo and Carlson.
(10)	Includes 4,736,332 shares of Common Stock subject to options and warrants exercisable within 60 days of March 15, 2005.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2004. The Company’s stockholder approved equity compensation plan consists solely of the Amended and Restated 1997 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,699,750	$0.19	1,978,750
Equity compensation plans not approved by security holders	—	—	—
Total	1,699,750	$0.19	1,978,750

ITEM 12. Certain Relationships and Related Transactions

Certain Transactions

See “EXECUTIVE COMPENSATION — Employment Agreements” for a description of certain arrangements and transactions with executive officers and directors.

Mr. Billstein, the Company’s Chief Operating Officer and Secretary, has an outstanding balance to the Company as of December 31, 2004 in the amount of $51,710, for past advances against his annual bonuses. There is no interest charged on these advances. During 2004, the largest amount of advances outstanding was $61,837. It is intended that such advances will be wholly or partially forgiven in 26 even monthly increments in exchange for personal financial guarantees given to First Capital Corporation, the company’s senior credit provider, by Mr. Billstein for the benefit of Prolong Super Lubricants, Inc. and Prolong International Corporation coincident to the senior lending arrangement.

In November 2003, the Company completed a private placement involving the sale of $2,500,000 in aggregate principal amount of secured promissory notes of PSL and the issuance of warrants to purchase an aggregate of 5,957,918 shares of common stock of the Company for a purchase price of $0.06 per share to certain institutional investors. St. Cloud Capital Partners, L.P. purchased approximately $2,050,000 of the notes sold in the private placement and received a warrant to purchase 4,885,492 shares of common stock of PIC. The secured promissory notes bear interest at a rate of 8% per annum until June 30, 2004 and 14% per annum thereafter and are due and payable by PSL on November 28, 2008. PSL’s repayment obligations under the notes are secured by all of the Company’s and PSL’s assets. As of December 31, 2004, St. Cloud Capital Partners, L.P. purchased 886,000 shares of common stock of PIC with 3,999,492 warrants remaining.

Pursuant to an investor rights agreement entered into in connection with the private placement, St. Cloud is entitled to designate two members to the Company’s Board of Directors until the later of the repayment of the notes or such time as St. Cloud ceases to hold at least 2,442,746 shares of, or warrants to purchase, common stock. St. Cloud’s designees from March 16, 2004 until March 18, 2005 were Robert W. Lautz and Cary S. Fitchey. Additionally, the holders of the notes, including St. Cloud, are entitled to receive a quarterly royalty payment in an aggregate amount (pro rated to each note holder based on the original amount of the notes) generally equal to the lesser of (i) fifteen percent (15%) of the Incremental Revenue (as defined in the securities purchase agreement pursuant to which the notes were sold) for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. In the event the royalty payment is greater than 25% of Incremental Revenue in any given quarter, all amounts in excess of such 25% threshold will be carried over to, and payable in, subsequent calendar quarters. The maximum annual royalty payment under this agreement is $150,000.

Other than the related transactions disclosed above, the Company is not aware of any transactions or proposed transactions to which the Company or PSL was or is to be a party, in which any director, executive officer, nominee for election as a director, security holder or any member of the immediate family of the persons named above had or is to have a direct or indirect material interest.

ITEM 13.	Exhibits
(a) The exhibits set forth below are filed as part of this Annual Report on Form 10-KSB:

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.3	Rights Agreement dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002).

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000). (2)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001 among PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (Incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein. (1)

10.39.1	Amendment to Securities Purchase Agreement, dated August 11, 2004, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. And the investors named therein (incorporated by reference to the same numbered Exhibit on the Registrant’s Quarterly Report on Form 10-QSB filed November 12, 2004).

10.40	Form of Secured Promissory Note, dated November 24, 2003. (incorporated by reference to the same numbered Exhibit on the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003 (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004).

10.42	Investors’ Rights Agreement dated November 24, 2003, by and among Prolong International Corporation and the investors named therein (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP. (incorporated by reference to the same numbered Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K, filed on June 4, 2004).

10.45	Subordinated Secured Promissory Note, dated November 24, 2004, in the aggregate principal amount of $100,000 (incorporated by reference to the same numbered Exhibit on the Registrant’s Current Report on Form 8-K filed December 15, 2004).

10.46	Subordinated Secured Promissory Note, dated December 22, 2004, in the aggregate principal amount of $100,000 (incorporated by reference to the same numbered Exhibit on the Registrant’s Current Report on Form 8-K filed December 29, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Haskell & White LLP, independent registered public accounting firm.

24.1	Power of Attorney (included as part of the signature page of this Annual Report).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under rule 406 of the Securities Act of 1933.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Prolong pursuant to Item 13(a) of Form 10KSB.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by Haskell & White LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2003 and December 31, 2004:

	December 31, 2003	December 31, 2004
Audit Fees (1)	$84,380	$110,000
Audit-Related Fees	—	—
Tax Fees (2)	12,150	14,255
All Other Fees	—	—

Total	$96,530	$124,255

(1)	Includes fees for the professional services rendered for the audit of our annual financial statements and for review of the financial statements included in quarterly reports on Form 10-QSB, and services in connection with regulatory filings.
(2)	Includes fees for the preparation and filing of our annual corporate tax returns.

The Company’s Audit Committee approves, in advance, all non-audit services performed by Haskell & White LLP. Such approval is on a project by project basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

April 15, 2005	By:	/s/ ELTON ALDERMAN
Elton Alderman, President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

We, the undersigned directors and officers of Prolong International Corporation, do hereby constitute and appoint Elton Alderman and Anthony R. Turnbull, or either of them, with full power of substitution and re-substitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ELTON ALDERMAN Elton Alderman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2005

/s/ THOMAS C. BILLSTEIN Thomas C. Billstein	Vice President, Chief Operating Officer, Secretary and Director	April 15, 2005

/s/ ANTHONY R. TURNBULL Anthony R. Turnbull	Controller (Principal Financial and Accounting Officer)	April 15, 2005

/s/ WILLIAM A. CARLSON William A. Carlson	Director	April 15, 2005

/s/ RICHARD L. MCDERMOTT Richard L. McDermott	Director	April 15, 2005

/s/ ANTHONY J. AZAVEDO Anthony J. Azavedo	Director	April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prolong International Corporation:

We have audited the accompanying consolidated balance sheet of Prolong International Corporation and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prolong International Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HASKELL & WHITE LLP

Irvine, California

April 13, 2005

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,338
Accounts receivable, net of allowance of doubtful accounts of $21,221	910,034
Notes receivable, current portion (Note 3)	36,000
Inventories, net	604,988
Prepaid expenses, net	500,056
Advances to employees, current portion	58,210
Net deferred tax assets	158,384

Total current assets	2,348,010
Property and equipment, net (Note 5)	139,094
Note receivable, non-current (Note 3)	277,037
Patents, net	280,487
Trademarks and intangible assets	2,800,000
Goodwill	2,523,302
Net deferred tax assets, non-current	157,279
Investment in affiliate	247,524
Other assets	71,601

TOTAL ASSETS	$8,844,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,187,471
Accrued expenses	549,722
Line of credit (Note 9)	656,400
Notes payable, current (Note 8)	506,092
Deferred gain, current (Note 10)	218,534

Total current liabilities	3,118,219
Deferred gain, non- current (Note 10)	218,534
Notes payable, non-current (Note 8)	1,892,535

Total liabilities	5,229,288
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 33,520,405 shares issued and outstanding	33,521
Additional paid-in capital	16,957,034
Accumulated deficit	(13,375,509)

Total stockholders’ equity	3,615,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,844,334

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003
NET REVENUES	$7,909,835	$8,350,757
COST OF GOODS SOLD	2,916,195	2,958,309

GROSS PROFIT	4,993,640	5,392,448

OPERATING EXPENSES:
Selling and marketing expenses	4,115,951	3,588,480
General and administrative expenses	2,858,555	3,264,395
Impairment charge	200,000	—

Total operating expenses	7,174,506	6,852,875

OPERATING LOSS	(2,180,866)	(1,460,427)

OTHER INCOME (EXPENSE), net:
Interest expense	(633,019)	(416,476)
Interest income	20,256	14,264
Related party – other income	135,527	98,306
Other income	13,503	130,064
Gain on sale of building	218,532	218,534

Total other (expense) income, net	(245,201)	44,692

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,426,067)	(1,415,735)

PROVISION FOR INCOME TAXES	429,000	790,000

NET (LOSS)	$(2,855,067)	$(2,205,735)

NET (LOSS) PER SHARE
Basic and Diluted:	$(0.09)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES:
Basic:	30,241,359	29,789,598

Diluted:	30,241,359	29,789,598

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	Common Stock		Additional Paid-in capital	(Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
BALANCES, December 31, 2002 (as restated, see Note 3)	29,789,598	29,789	15,387,562	(8,314,707)	7,102,644
Compensation costs related to options	—	—	48,453	—	48,453
Issuance of warrants as financing costs (Note 9)	—	—	103,879	—	103,879
Issuance of warrants to notes payable holders (Note 9)	—	—	805,666	—	805,666
Issuance of warrants to notes payable holders (Note 15)	—	—	—	(2,205,735)	(2,205,735)

BALANCES, December 31, 2003	29,789,598	$29,789	$16,408,851	$(10,520,442)	$5,918,198

Issuance of common stock upon exercise of options and warrants	2,619,267	2,620	152,316	—	154,936
Issuance of shares in affiliate as compensation	—	—	95,700	—	95,700
Re-pricing of warrant	—	—	12,278	—	12,278
Legal Settlement (Note 15)	1,111,540	1,112	287,889	—	289,001
Net loss	—	—	—	(2,855,067)	(2,855,067)

BALANCES, December 31, 2004	33,520,405	$33,521	$16,975,034	$(13,375,509)	$3,615,046

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,855,067)	$(2,205,735)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Gain from sale of building	(218,532)	(218,534)
Sublease income from affiliate	(98,202)	(58,331)
Depreciation and amortization	181,140	183,679
Recovery for doubtful accounts	(245,000)	(85,140)
Deferred taxes	429,000	800,466
Reserve for inventory obsolescence	38,046	(30,160)
Gain from conversion of notes payable sub-debt	—	(92,833)
Intangible asset impairment	200,000	—
Amortization of debt discount	219,171	143,766
Non-cash legal settlement	287,889	—
Compensation related to warrants and options	12,278	48,453
Non-cash employee advances	46,213	—
Compensation costs related to options	112,500	—
Gain from transfer of stock in affiliate	(8,280)	(92,833)
Write-off in connection with AR conversion	—	80,000
Changes in assets and liabilities:
Accounts receivable	354,018	261,065
Note receivable	23,900	10,500
Inventories	60,278	(61,743)
Prepaid expenses	122,650	(167,190)
Other assets	—	40,448
Accounts payable	360,996	(154,913)
Accrued expenses	(488,909)	637,873

Net cash (used in) by operating activities	(1,465,411)	(868,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,295)	(15,291)
Proceeds from sales of investment in affiliate	15,000	—

Net cash provided by (used in) investing activities	2,705	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable sub-debt	450,000	2,760,000
Payments on notes payable sub-debt	(681,394)	(311,309)
Net payments on line of credit from bank	(81,164)	(126,028)
Proceeds from issuance of common stock	154,936	—

Net cash provided by financing activities	(157,622)	2,322,663

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,620,328)	1,439,043
CASH AND CASH EQUIVALENTS, beginning of year	1,700,666	261,623

CASH AND CASH EQUIVALENTS, end of year	$80,338	$1,700,666

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$1,600	$1,600

Interest paid	$401,570	$272,711

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2004 the Company completed the following transactions:

•	Recorded a decrease of $218,532 to deferred gain related to the gain on sale of building.

•	Recorded compensation costs of $112,500, offset with a recorded increase to additional cash paid in capital, in connection with the issuance of shares of our investment in affiliate.

•	On August 11, 2004 the Company amended the securities purchase agreement entered into November 24, 2003 with certain institutional investors (See Note 8b and 8c), whereby the Company agreed to remit, on a pro rata basis to the holders of secured promissory notes issued thereunder, fifty percent of the proceeds in excess of the Company’s cost basis which are received by the Company from sales of its holdings of common stock and warrants of Oryxe, immediately upon such sale. Additionally, the Company agreed to remit to the holders of the secured promissory notes fifty percent of the proceeds from the sale of license of the Company’s license and development rights with Oryxe for certain Oryxe technology. If the Company manufactures, distributes or sells any product that incorporate technology or other rights covered by an Oryxe License (“Covered Products”), St. Cloud Capital Partners LP and affiliates shall be entitled to 3% of net revenues derived from such Covered Products for a period of four years from the date that distribution of such Covered Products commences (it being understood that such net revenues shall not be included Incremental Revenue for purposes of Section 6.1 in the original securities purchase agreement).

•	On November 16, 2004 there was a re-pricing of 1,250,000 investor warrants from $0.09 to $0.07 in exchange for the warrant holder exercising the warrants for cash. The Company recognized additional interest expense of $12,278 with respect to this repricing.

During 2003 the Company completed the following transactions:

•	Provided an affiliate with office space, and recorded increases in related party other income and investment in affiliate of $58,331.

•	The Company also converted $427,437 of accounts receivable to a $347,437 note receivable and recorded a related charge of $80,000.

•	The holders of $260,000 of notes payable converted their notes, $8,000 of accrued interest thereon, and warrants to purchase 167,063 shares of the Company’s common stock at $0.20 per share into 767,000 shares of Oryxe Energy International common stock with a net book value of $112,000 and warrants to purchase 400,000 shares of the Company’s common stock at $0.09 per share with an estimated fair value of $63,000. In connection with this transaction, the Company recognized a gain upon conversion of the notes of $92,833.

•	Recorded $48,453 to additional paid-in capital for compensation costs related to stock options and warrants.

•	Recorded $972,836 to additional paid-in capital for issuance of warrants in connection with notes payable sub-debt.

•	Recorded a decrease of $218,534 to deferred gain related to the gain on sale of building.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	BUSINESS

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

Management’s Plans Regarding Financial Results and Liquidity - At December 31, 2004, the Company had working capital of approximately $(770,200) and an accumulated deficit of approximately $13,375,500. The Company initiated vigorous expense-reduction strategies during the years 2002, 2003 and 2004. During 2002, 2003 and 2004, the Company reduced personnel, discontinued certain endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. The Company initiated an “Accounts Payable Discounted Debt Restructure Program”, which was successfully executed and the program reduced the accounts payable balance by approximately $1,300,000 and recognized debt forgiveness income of $677,000 (before taxes), during the year ended December 31, 2002. The Company also recorded a one-time deferred gain aggregating $983,400 that will be recognized ratably through December 31, 2006 pursuant to the terms of the existing facility lease agreement, on the sale of its corporate headquarters during the year ended December 31, 2002. During 2002, the Company raised additional working capital of $1,125,000 through private placements of subordinated secured promissory notes to accredited investors. During 2003, the Company raised additional working capital of $260,000 through a private placement offering of convertible promissory notes and common stock purchase warrants to accredited investors (see Note 8) and $2,500,000 through the sale and issue of subordinated secured promissory notes and common stock purchase warrants to institutional investors (See Note 8). During 2004, the Company raised additional working capital of $250,000 through a private placement offering of convertible promissory notes to accredited investors. In addition, the Company received $143,809 through the exercise of previously issued warrants and $200,000 through the issuance of secured promissory notes to Elton Alderman, the Company’s President and Chief Executive Officer. However, the Company does not believe that these funds together with existing cash balances, anticipated cash from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s operation beyond 2005, at which time, if it has not achieve positive cash flow from operations or been able to obtain additional debt or equity financings, the Company may need to suspend operations or explore strategic alternatives. Although the Company is actively seeking to raise additional funds through the sale of debt or equity securities, it may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, the Company will have to obtain the consent of St. Cloud Capital partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing an additional debt or equity financing. If these measures are not adequate, the Company will pursue additional expense reductions during 2005. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. Management believes that a portion of the shares of common stock in Oryxe Energy International, Inc. owned by the Company could be sold to provide additional working capital (see Note 14). Management believes that the aforementioned plans, if successfully executed, will provide adequate financial resources to sustain the Company’s operations and enable the Company to continue as a going concern. (See general comments to risk factors and liquidity sections.)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All inter-company accounts and transactions have been eliminated in consolidation.

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

Capitalized Infomercial Production Costs - The Company capitalizes certain incremental direct costs and payroll-related costs associated with its infomercial production. Capitalized amounts related thereto are expensed over the lesser of six months or the estimated economic life beginning at the time of the first public showing of the infomercial. The Company expensed $276,450 and $87,020 for production costs in 2004 and 2003, respectively.

Prepaid Television Time - The Company capitalizes the cost of purchasing a time slot for the airing of infomercials. Upon the airing of the infomercial, the related cost is expensed. During 2004 and 2003, the total amounts expensed for television time were $163,850, and $993, respectively.

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

Trademarks and Intangible Assets and Goodwill - Trademarks and intangible assets are comprised of the trade secrets, trademarks, service marks and other such indefinite life intangible assets acquired from EPL Pro-Long, Inc. (Note 6). These assets along with goodwill are not amortized and are tested annually for impairment.

Patents - Patents are comprised of the patents acquired from EPL Pro-Long, Inc, (Note 6) that are being amortized over a period of fifteen years.

Other Assets - Other assets are comprised primarily of, deposits, and long-term employee advances.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. Based on the Company’s analysis at December 31, 2004, there was no impairment of long-lived assets.

Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2004 and 2003, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments. At December 31, 2004, management estimates that fair value of its investment in Oryxe Energy International, Inc. was approximately $645,000.

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

Marketing Allowances - The Company records marketing allowances as selling and marketing expenses in the accompanying statements of operations in accordance with EITF 01-9. Marketing allowances include allowances given to customers to obtain favorable display positions, mention in promotional advertising conducted by retailers, as well as other advertising and promotional activities that are specifically identifiable and whose costs are reasonably estimable. The Company records marketing allowances in the period the related expenses are incurred. For the years ended December 31, 2004 and 2003, the Company incurred approximately $1,290,000 and $1,057,000 of marketing allowances, respectively.

Impairment Charge - The Company determined to perform an interim impairment test as of June 30, 2004 with respect to its trademarks and goodwill as evens and changes in circumstances may have occurred that may indicate that such assets might be impaired. Based on the Company’s analysis of the valuation reports the Company recorded a $200,000 impairment charge.

Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended December 31, 2004, and 2003, there was no difference between net income (loss) and comprehensive income (loss).

Net Income (Loss) Per Share - Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common-equivalent shares for each period presented. Common-equivalent shares include stock options assuming conversion under the treasury stock method. For the years ended December 31, 2004 and 2003, no options or warrants were included as common stock equivalents, as their effect would be antidilutive.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in it’s first quarter of 2006 and do not believe such provisions, when applied, will have a material impact on the Company’s financial position or results of operations.

At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for this plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Non-employee stock-based compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force (“EITF”) 96-18. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003
Net (loss), as reported	$(2,855,067)	$(2,205,735)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(70,000)	(70,881)

Net (loss), pro forma	$(2,925,067)	$(2,276,616)

(Loss) per share:
Basic – as reported	$(0.09)	$(0.07)
Basic – pro forma	$(0.09)	$(0.08)
Diluted – as reported	$(0.09)	$(0.07)
Diluted – pro forma	$(0.09)	$(0.08)

Freight Costs and Reimbursements of Freight Costs - In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations. For the years ended December 31, 2004 and 2003, freight-out costs amounting to $394,600, and $416,248, respectively, have been recorded in selling and marketing expenses in the accompanying consolidated statements of operations.

Business Combinations - Effective the beginning of the first quarter of 2002, the Company completed the adoption of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill, and intangible assets with indefinite useful lives, will be subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has completed an impairment analysis as of the beginning of 2005 and 2004 and determined that there was no impairment of its goodwill and intangible assets.

3.	NOTE RECEIVABLE

Note receivable at December 31, 2004 consists of the following:

2004
Current portion	$36,000
Long term portion	277,037

$313,037

On September 30, 2003, the Company converted $427,437 of accounts receivable to a $347,437 note receivable and recorded a related charge of $80,000. The note is subject to an interest rate of 5% on the principal balance which will be repaid in various monthly installments until April 1, 2006 when the principal balance remaining with any unpaid accrued interest is due in full.

4.	INVENTORIES

Inventories at December 31, 2004 consists of the following:

2004
Raw materials	$361,171
Finished goods	322,141
Obsolescence reserve	(78,324)

$604,988

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:

2004
Computer equipment	$309,074
Office equipment	57,101
Furniture and fixtures	585,168
Automotive equipment	35,925
Exhibit equipment	130,482
Machinery and equipment	19,817
Molds and dies	233,117

1,370,684
Less accumulated depreciation	(1,231,590)

$139,094

6.	ACQUISITION OF EPL PRO-LONG, INC.

Prior to February 5, 1998, the Company was subject to a license agreement with EPL Pro-Long, Inc., which required the Company to pay royalties of 3.5% of sales (as defined) of the Company’s products that utilized certain proprietary technology, trademarks and copyrights. The agreement also called for an initial one-time license fee of $106,190.

On February 5, 1998, the Company entered into a definitive agreement to purchase the assets of EPL Pro-Long, Inc. (EPL), which includes the patents for lubrication technology previously under license to the Company, in exchange for 2,981,035 shares of the Company’s common stock and the assumption of certain liabilities. The total purchase price ascribed to the transaction was $7,604,886 (see Note 15). Following regulatory and EPL shareholder approval, the transaction closed on November 20, 1998. This business combination was accounted for as a purchase.

The $7,604,886 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of closing. The excess of cost and liabilities assumed over assets acquired, which includes the patents, trademarks, secret marks and other such assets, was recorded as goodwill.

On December 28, 2001, in settlement of litigation, the Company issued 1,350,695 shares of common stock valued at $94,548 and the Company forgave amounts owed to it of $440,157 as additional consideration for the business assets of EPL Pro-Long, Inc.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

2004
Accrued royalties	$137,422
Accrued legal expenses	25,000
Payroll and payroll taxes	105,058
Accrued commissions	47,277
Marketing fund reserve	181,907
Other	53,061

$549,722

8.	NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

a) Various subordinated secured promissory notes payable to accredited investors in 2002 bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$79,732

b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,500,000

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

c) Bridge loan from accredited investors, November 2004	250,000

d) Bridge loan from officer, November & December 2004	200,000

3,029,732
Less Current Maturities	(506,092)

2,523,640
Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(631,105)

Notes payable, Non-current	$1,892,535

The following are annual minimal principal payments due under notes payable:

Year ending December 31,
2005	506,092
2006	266,271
2007	306,037
2008	1,951,332

$3,029,732

In connection with the Company’s issuance of the subordinated secured promissory notes payable in 2002 described in (a) above, the Company issued warrants to purchase an aggregate of 2,250,000 shares of common stock to related note holders and warrants to purchase an aggregate of 247,000 shares of common stock as broker commissions. Each warrant allows the holder to purchase one share of the Company’s common stock at $0.09 per share for a period of five years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $209,000 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. Warrants issued as commissions have been presented as prepaid expenses at their estimated fair value of $28,000, based on the Black-Scholes valuation model, amortized over the expected terms of the related promissory notes.

In connection with the Company’s issuance of the secured promissory notes payable in 2003 described in (b) above, the Company issued warrants to purchase an aggregate of 5,957,918 shares of common stock to related note holders and warrants to purchase an aggregate of 595,791 shares of common stock as broker commissions. Each warrant issued to the note holders allows the note holder to purchase one share of the Company’s common stock at $0.06 per share for a period of ten years and the broker commission warrants entitle the holder to purchase shares of the Company’s common stock at $0.24 per share for a period of ten years. In accordance with APB No. 14, the Company has presented the relative estimated fair value of the warrants issued to note holders of $805,666 as a debt discount and such amount is being amortized over the expected terms of the promissory notes. Warrants issued as commissions have been presented in the accompanying balance sheet as prepaid expenses at their estimated fair value of $103,879, based on the Black-Scholes valuation model, amortized over the expected terms of the related promissory notes.

9.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at December 31, 2004, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of December 31, 2004, $656,400 was outstanding under the credit facility.

10.	GAIN ON SALE OF LAND AND BUILDING

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

In connection with this sale, the Company recorded a deferred gain of $983,400. Because of the Company’s concurrent lease-back of these facilities (as described below), accounting rules require the Company to defer and recognize the gains over the term of the related lease agreements in equal monthly amounts. However, the Company did not recognize any gain on this sale through June 28, 2002, because of its legal and contractual obligations under related mortgage debts. Upon the satisfaction of these mortgage debts on June 28, 2002, the Company began to recognize the gain over the remainder of the lease term through December 31, 2006. As a result, the Company recognized gains aggregating $218,532 and $218,534, in the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company has deferred gains of $437,068 and $655,600, respectively.

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

The Company subleased a portion of the office space to several tenants for approximately $11,000 a month. The Company is continuing to look to sublease additional space of the building during 2005.

11.	STOCKHOLDERS’ EQUITY

During 2004, in settlement of litigation, the Company issued 1,111,540 shares of common stock for the Frances Helman case (Note 15).

12.	STOCK OPTIONS

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

Stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
OUTSTANDING, December 31, 2002	2,066,500	$0.19
Granted	—	—
Canceled	(206,000)	$0.18
Exercised	—	—

OUTSTANDING, December 31, 2003	1,860,500	$0.19
Granted	36,000	0.26
Canceled	(85,500)	0.22
Exercised	(111,250)	0.10

OUTSTANDING, December 31, 2004	1,699,750	$0.20

Outstanding options vest over periods ranging from one to five years. During 2004 and 2003, the Company issued stock options aggregating 0 and 172,500, respectively, to outside consultants. During 2004 and 2003, the Company recorded approximately $35,453 and $6,100 in compensation costs related to the partial vesting of options granted to outside consultants with vesting periods during 2004 and 2003 respectively.

As of December 31, 2004 and 2003, options to purchase 1,120,375 and 852,375 respectively, shares of common stock were exercisable.

The fair value of options granted was estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility range of 96.0% to 109.0%, risk-free interest rate of 5.0%, and an expected life of 10 years.

13. INCOME	TAXES

The provision for income taxes consists of the following for the years ended December 31, 2004, and 2003:

	2004	2003
Current:
Federal	$—	$—
State	1,600	1,600

	1,600	1,600
Deferred:
Federal	210,000	390,878
State	217,400	397,522

	427,400	788,400

	$429,000	$790,000

The provision for income taxes differs from the amount that would result from applying the federal statutory rate, as follows for the years ended December 31, 2004, and 2003:

	2004	2003
Federal statutory income tax rate	$(823,918)	$(385,168)
State income taxes, net of federal benefit	433,985	271,383
Non-deductible goodwill	24,878	24,878
Increase in valuation allowance	799,422	958,715
Other	(5,367)	(79,808)

	$429,000	$790,000

Temporary differences which give rise to deferred tax assets and liabilities are as follows at December 31, 2004 and 2004:

	2004	2003
Deferred tax liabilities:
State taxes	$—	$(52,104)
Deferred tax assets:
Accrued vacation	22,389	31,567
Allowance for doubtful accounts	124,747	105,549
Inventory reserve	31,200	17,256
Accrued expenses	99,395	168,441
Fixed assets and intangibles	69,701	9,493
Net operating loss	3,815,721	3,355,963
Other	(5,733)	150,833

Gross deferred tax asset	4,157,420	3,786,998
Valuation allowance	(3,841,757)	(3,042,335)

Net deferred tax assets	$315,663	$744,663

During the year ended December 31, 2004, the Company recorded a provision for income taxes aggregating $429,000 to increase the valuation allowance against a portion of its net deferred tax assets. Management assesses the realizability of deferred tax assets by considering whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies, including the possible sale of appreciated assets, and future taxable income in making this assessment. However, there can be no assurance that the Company will meet its expectations of future income. As a result, the amount of deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial conditions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and the amount of a valuation allowance.

As of December 31, 2004, the Company has federal net operating loss carry forwards of approximately $9,655,800, which expire in 2018 through 2024 to offset future taxable income; and the Company has state net operating loss carry forwards of approximately $9,131,000 which expire in 2006 and 2010 through 2014 to offset future taxable income.

14.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation (PEEC), a California Corporation, whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued common stock in PEEC, as well as warrants to purchase additional shares of common stock. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). The Company provided Oryxe with administrative and facilities support services. The value of the sublease and administrative support was assessed at $8,333 per month (or $100,000 annually) based on negotiations between the Company and Oryxe and our mutual understanding of then existing market rates for similar office space and support services. As Oryxe is a development stage enterprise, the Company agreed to reinvest the monies it was due under this arrangement by rendering such payment back to Oryxe as consideration for the exercise price of related warrants. This arrangement results in the Company acquiring additional shares of Oryxe common stock pursuant to the terms of its warrant agreement at $0.171 per share, or 48,731 shares per month.

Throughout the sublease period of April 1, 2001 through July 1, 2003, the company acquired 1,364,468 shares of common stock, with a cost basis of $233,324, in Oryxe through exercising portions of the warrant that is described above. In exchange for the Company’s investment, and the services provided (total investment of $383,324), the Company has acquired approximately 10% of the issued and outstanding stock of Oryxe.

The Company periodically assesses the carrying value of its Oryxe investment for impairment based primarily on regular discussions held between the Company and Oryxe. During such discussions, the Company inquires about any significant negative or positive milestones and developments involving Oryxe’s technology, progress made with respect to Oryxe’s business plan, Oryxe’s financial position, cash burn rates and cash requirements, and contemplated or completed financing transactions. As of December 31, 2004, management has not identified any impairment issues related to its investment in Oryxe.

During the quarter ended June 30, 2003, the Company issued convertible promissory notes, which were automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase 400,000 shares of common stock at $0.09 per share having an estimated fair value aggregating $63,291. During 2004, the Company disposed of 210,000 shares of Oryxe, which reduced the Company’s investment in Oryxe to $247,524, which represents approximately less than 5% interest in Oryxe as of December 31, 2004.

15.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain office equipment under operating leases over lease terms ranging from one to four years. Lease expense was $61,421 and $58,135 for the years ended December 31, 2004 and 2003, respectively. See Note 10 for description of lease terms for the Company’s operating facility.

Royalties - In 1996, the Company entered into a service and endorsement contract with Al Unser-whereby the Company agreed to pay royalties on all net lubricant retail sales at rates that varied during each year of the agreement. The current applicable royalty rate though the balance of the term of the agreement, October 31, 2004, is 0.6%. For each year during the term of the agreement, the Company pays a guaranteed minimum payment of $75,000. The maximum annual payment during the balance of the term is $125,000. For the years ended December 31, 2004 and 2003, the company expenses approximately $62,500 and $80,525, respectively under this arrangement. This contract now has concluded, but payments for the deferred balance of $72,000 will be paid in 2005.

In connection with the notes payable described in Note 8, Item b, Prolong agrees to make quarterly royalty payments to the note holders in an aggregate amount (pro rated to each note holder based on the original amount of the notes) equal to (A) the lesser of (i) fifteen percent (15%) of the Incremental Revenue for such quarter and (ii) (a) with respect to the period from November 24, 2003 through December 31, 2003, sixty three one hundredth percent (0.63%) of all principal and accrued interest on such notes outstanding as of December 31, 2003, or (b) with respect to any calendar quarter thereafter, one and one half percent (1.5%) of all principal and accrued interest on such notes outstanding as of the midpoint of such calendar quarter. The maximum annual expense during the balance of the agreement is $150,000. During 2004 and 2003, Prolong expended $50,000 and $15,750 respectively under this agreement which is included in sales and marketing expenses.

The Company received $100,000 in connection with an “Infomercial Participation Agreement” with Lubrication Solutions. Under this agreement, the Company agreed to pay royalties equal to 1% of Gross Revenue (as defined in such agreement) from the sales generated by the new long form direct response television infomercial, up to an aggregate maximum payment of $250,000. During 2004, Prolong paid $475 under this agreement.

Endorsement and Sponsorship Agreements - The Company has entered into endorsement and sponsorship agreements with various automotive and racing personalities for product marketing and promotion purposes. The Company is committed to aggregate future payments under these agreements of approximately $50,000, which was paid in 2004. Endorsement and sponsorship expenses charged to operations related to these agreements were approximately $62,500 and $24,863 for the years ended December 31, 2004 and 2003, respectively.

Employment Contracts - In January 2000, the Company entered into employment agreements with two officers of the Company for a period of 4 years. The terms of the contracts include base salary, stock options, various performance incentives, and severance payments ranging from 2 to 3 years of base salary in the event of early termination. One of the agreements was renewed in January, 2004 and other expired January 2005.

Litigation - On April 8, 1997, a lawsuit was filed by Francis Helman et al vs. EPL Prolong Inc. and PIC et al in the Court of Common Pleas, Columbiana County, Ohio. The operative complaint alleged breach of contract, fraudulent conveyance of corporate assets, breach of fiduciary duties, breach of an alleged novation and fraud in the inducement relating to the alleged novation. On September 24, 2004 the Court approved a settlement among all the parties as a class action, and the case was ordered dismissed on October 5, 2004. Pursuant to the settlement terms, the Company issued 1,111,540 shares of its common stock and reimbursed $24,000 in litigation expenses, which amounts were then distributed to the class members and their counsel. Neither the Company, nor any of the other settling defendants made any admission of liability in connection with the litigation. The settlement was entered into to terminate any and all disputes and controversies among the parties and to avoid further litigation related expenses.

PIC and its subsidiaries are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

16.	SEGMENT REPORTING AND CUSTOMER INFORMATION

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

During 2004, four customers accounted for approximately 24.0%, 20.1%, 9.4% and 5.6% respectively, of net revenues. As of December 31, 2004, four customers each accounted for over 10.0%, and in aggregate accounted for 59.1% of the balance of accounts receivable.

During 2004, international sales comprised 14.9% of revenues which was derived from sales to various international distributors. As of December 31, 2004, the Company has no assets located in foreign countries.

PROLONG INTERNATIONAL CORPORATION

FORM 10-KSB

Exhibit Index

3.1	Amended and Restated Articles of Incorporation of the Registrant filed July 18, 1997, as amended by Certificate of Designation filed October 28, 2002 (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

3.3	Bylaws of the Registrant, as amended and restated on April 27, 1998 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.2	Specimen Certificate of Registrant’s Common Stock (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-4 filed May 4, 1998).

4.3	Rights Agreement, dated as of October 25, 2002, between the Registrant and Continental Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated by reference to the same-numbered Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-14123, filed October 30, 2002.

10.1	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.4	Agreement between PSL and Al Unser dated July 28, 1995 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.7	Service and Endorsement Contract between PSL and Al Unser dated April 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10 filed July 3, 1997).

10.12	The Registrant’s Amended and Restated 1997 Stock Incentive Plan and form of Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2, respectively to the Registrant’s Registration Statement on Form S-8 filed August 14, 2002).

10.28	Employment Agreement, dated January 21, 2000, between PSL and Thomas C. Billstein. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed April 14, 2000). (2)

10.37	Standard Industrial/Commercial Single-Tenant Lease – Net, dated December 21, 2001, by and between PSL, Euclid Plaza, LLC, a California limited liability company, and President Properties, a California general partnership (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003).

10.38	Purchasing Agreement, effective as of February 26, 2003, by and between PSL and First Capital Corporation, and Corporate Guaranty Agreement, dated as of January 31, 2003, by and between the Registrant and First Capital Corporation. (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 31, 2003).

10.39	Securities Purchase Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc., Prolong International Holdings Ltd., Prolong International Ltd. and the investors named therein (incorporated by reference to the same numbered Exhibit on the Registrant’s Quarterly Report on Form 10-QSB filed November 12, 2004).

10.40	Form of Secured Promissory Note, dated November 24, 2003 (incorporated by reference to the same numbered Exhibit on Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed June 4, 2004).

10.41	Form of Warrant to Purchase Common Stock, dated November 24, 2003 (incorporated by reference to the same number Exhibit on the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.42	Investors’ Rights Agreement, dated November 24, 2003, by and among Prolong International Corporation and the investors named therein. (incorporated by reference to the same number Exhibit on the Registrant’s Annual Report on Form 10-K filed April 14, 2004).

10.43	Pledge and Security Agreement, dated November 24, 2003, by and among Prolong International Corporation, Prolong Super Lubricants, Inc. and St. Cloud Capital Partners, LP. (incorporated by reference to the same numbered Exhibit on Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed June 4, 2004). (1)

10.45	Subordinated Secured Promissory Note, dated November 24, 2004, in the aggregate principal amount of $100,000 (incorporated by reference to the same numbered Exhibit on the Registrant’s Current Report on Form 8-K filed December 15, 2004).

10.46	Subordinated Secured Promissory Note, dated December 22, 2004, in the aggregate principal amount of $100,000 (incorporated by reference to the same numbered Exhibit on the Registrant’s Current Report on Form 8-K filed December 29, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Annual Report on Form 10-K filed March 25, 1999).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under rule 406 of the Securities Act of 1933.
(2)	These exhibits are identified as management contracts or compensatory plans or arrangements of Prolong pursuant to Item 13(a) of Form 10-KSB.