Form 10QSB
period 2005-03-31
PROLONG INTERNATIONAL CORP
filed 2005-05-16
CIK 1016965

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at May 12, 2005
Common Stock, $.001 par value	35,177,300

Transitional small business disclosure format:

Yes  ☐    No  ☒

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB

ITEM 1:

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$28,683
Accounts receivable, net of allowance for doubtful accounts of $21,221 at March 31, 2005	1,296,670
Note receivable, current portion	30,000
Inventories, net (Note 3)	618,727
Prepaid expenses, net	490,720
Advances to employees, current portion	52,049
Net deferred tax assets	158,384

Total current assets	2,675,233
Property and equipment, net (Note 4)	117,707
Note receivable, non-current	277,037
Patents, net (Note 9)	262,195
Trademarks and intangible assets (Note 9)	2,800,000
Goodwill (Note 9)	2,523,302
Net deferred tax assets, non-current	157,279
Investment in affiliate (Note 8)	247,523
Other assets	71,601

TOTAL ASSETS	$9,131,877

CURRENT LIABILITIES:
Accounts payable	$1,537,723
Accrued expenses	577,880
Line of credit (Note 5)	966,978
Notes payable, current (Note 6)	574,912
Deferred gain, current	218,534

Total current liabilities	3,876,027
Deferred gain, non-current	163,901
Notes payable, non-current (Note 6)	1,840,290

TOTAL LIABILITIES	5,880,218

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares authorized or outstanding	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,177,300 shares issued and outstanding at March 31, 2005	35,177
Additional paid-in capital	17,024,413
Accumulated deficit	(13,807,931)

Total stockholders’ equity	3,251,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,131,877

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET REVENUES	$1,922,006	$2,299,222
COST OF GOODS SOLD	765,358	805,661

GROSS PROFIT	1,156,648	1,493,561

OPERATING EXPENSES:
Selling and marketing	780,304	1,064,431
General and administrative	733,348	757,194

Total operating expenses	1,513,652	1,821,625

OPERATING LOSS	(357,004)	(328,064)

OTHER INCOME (EXPENSE), net:
Interest expense	(173,541)	(166,555)
Interest income	5,158	5,982
Related party other income	37,946	23,985
Other income	385	13,408
Gain on sale of building	54,633	54,633

Total other income (expense)	(75,419)	(68,547)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(432,423)	(396,611)

PROVISION FOR INCOME TAXES	—	113,000

NET (LOSS)	$(432,423)	$(509,611)

NET (LOSS) PER SHARE
Basic and Diluted: Net (loss)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES:
Basic and Diluted:	34,348,000	29,828,362

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(432,423)	$(509,611)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sales of building	(54,633)	(54,633)
Depreciation and amortization	44,053	43,684
Deferred taxes	—	113,000
Reserve for inventory obsolescence	—	(3,150)
Amortization of debt discount	—	72,868
Non-cash legal settlement	—	287,889
Non-cash reduction in employee advances	6,161	—
Changes in assets and liabilities:
Accounts receivable	(386,636)	(681,018)
Note receivable	6,000	3,000
Inventories	(13,739)	(266,716)
Prepaid expenses	9,336	(62,107)
Other Assets	—	(38,108)
Accounts payable	350,252	177,474
Accrued expenses	28,159	55,205

Net cash used in operating activities	(443,470)	(1,150,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,374)	(12,295)
Investment in affiliate	1	19,973

Net cash (used in) provided by investing activities	(4,373)	7,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	68,820	—
Payments on notes payable sub-debt	(52,245)	(97,406)
Net proceeds from line of credit from bank	310,578	326,510
Proceeds from issuance of common stock	69,035	10,375

Net cash provided by financing activities	396,188	239,479

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,655)	(902,955)

CASH AND CASH EQUIVALENTS, beginning of period	80,338	1,700,666

CASH AND CASH EQUIVALENTS, end of period	$28,683	$797,711

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—

Interest paid	$133,258	$93,687

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS

Prolong International Corporation (the “Registrant” or “PIC”) is a Nevada corporation that was incorporated on August 24, 1981. On December 4, 1998, PIC formed Prolong International Holdings Ltd., a Cayman Islands company (“PIHL”), as a wholly-owned subsidiary. On the same day, PIHL formed Prolong International Ltd., a Cayman Islands company (“PIL”), as its wholly-owned operating subsidiary. PIC, through PSL, PIHL and PIL (referred to collectively in the operational context with PIC as “Prolong,” the “Company,” “we,” “us” or “our,”) is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment (“AFMT”).

Management’s Plans Regarding Financial Results and Liquidity – At March 31, 2005, the Company had a working capital deficit of approximately $(1,200,800) and an accumulated deficit of approximately $13,807,900. During 2002 and 2003, the Company reduced personnel, discontinued certain of its endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, the Company improved its credit and collections function and worked with its vendors to improve payment terms. During 2004, the Company raised additional working capital of $250,000 through a private placement offering of convertible promissory notes to accredited investors. In addition, the Company received $143,809 through the exercise of previously issued warrants and $200,000 through the issuance of secured promissory notes to Elton Alderman, the Company’s President and Chief Executive Officer. On March 15, 2005 the Company received additional working capital of $25,000 and issued a $25,000 subordinated secured promissory note to Brad Birdwell at an interest rate of 12% per annum. On March 23, 2005, the Company received an additional $50,000 and issued a $50,000 subordinated secured promissory note to Dan Griffiths at an interest rate of 12% per annum. However, the Company does not believe that these funds together with existing cash balances, anticipated cash from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s operation beyond 2005, at which time, if it has not achieved positive cash flow from operations or been able to obtain additional debt or equity financings, the Company may need to suspend operations or explore strategic alternatives. Although the Company is actively seeking to raise additional funds through the sale of debt or equity securities, it may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, the Company will have to obtain the consent of St. Cloud Capital Partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing an additional debt or equity financing.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, Prolong International Holdings Ltd. and its wholly-owned subsidiary, Prolong International Ltd. (collectively, the Company or Prolong). All inter-company accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Form 10-KSB for the year ended December 31, 2004 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories at March 31, 2005 consist of the following:

March 31, 2005 (Unaudited)
Raw materials	$378,885
Finished goods	318,166
Obsolescence reserve	(78,324)

$618,727

4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 consist of the following:

March 31, 2005 (Unaudited)
Computer equipment	$313,449
Office equipment	57,101
Furniture and fixtures	585,168
Automotive equipment	35,925
Exhibit equipment	130,482
Machinery and equipment	19,817
Molds and dies	233,117

$1,375,059
Less accumulated depreciation	(1,257,352)

$117,707

5.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, has an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at March 31, 2005, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of March 31, 2005, $967,000 was outstanding under the credit facility.

6.	NOTES PAYABLE

Notes payable consist of the following at March 31, 2005:

March 31, 2005
a) Various subordinated secured promissory notes payable to accredited investors in 2002 bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through June 30, 2005.	$40,989
b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,500,000

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

5)      On August 11, 2004, the Company amended the securities purchase agreement entered into November 24, 2003 to:

•      Postpone the financial covenants related to Tangible Net Worth and EBITDA until after December 31, 2005 with new ratios to be mutually decided upon on or before June 30, 2005.

•      Adjust the commencement of the scheduled increase in interest payments as follows:

•      Interest rate from July 31, 2004 to December 31, 2004 will be 11% cash pay; thereafter interest rate will be 14%.

•      An additional 3% interest will accrue from July 31, 2004 to December 31, 2004 and be payable at maturity.

•      Postpone commencement of cash payments of royalties from the quarter ended September 30, 2004 to March 31, 2005. Royalties will continue to accrue during the period as outlined in the royalty participation agreement. The royalties that accrue from September 30, 2004 to March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

•      The parties amended the warrants issued pursuant to the securities purchase agreement to provide that the warrants shall only become exercisable for an additional ten percent of the Company’s outstanding shares of common stock upon a payment default by the Company.

•      The Company also agreed to remit, on a pro rata basis to the holders of secured promissory notes issued thereunder, fifty percent of the proceeds in excess of the Company’s cost basis which are received by the Company from sales of its holdings of common stock and warrants of Oryxe Energy International, Inc. (“Oryxe”), immediately upon such sale. Additionally, the Company agreed to remit to the holders of the secured promissory notes fifty percent of the proceeds from the sale of license of the Company’s license and development rights with Oryxe for certain Oryxe technology. (See Note 8)

c) Bridge loan from accredited investors, November 2004 – interest at 12%	250,000
d) Bridge loan from officer, November and December 2004 – interest at 12%	200,000
e) Bridge loans from accredited investors, March 2005 – interest at 12%	75,000

3,065,989
Less Current Maturities	(574,912)

2,491,077
Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(650,787)

Notes payable, Non-current	$1,840,290

The following are annual minimum principal payments due under notes payable:

Year ending December 31,
2005	$467,349
2006	266,271
2007	306,037
2008	2,026,332

$3,065,989

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

7.	CONTINGENCIES

PIC and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

8.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation, a California Corporation (“PEEC”), whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued common stock in PEEC, as well as warrants to purchase additional shares of common stock. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). The Company provided Oryxe with administrative and facilities support services. The value of the sublease and administrative support was assessed at $8,333 per month (or $100,000 annually) based on negotiations between the Company and Oryxe and our mutual understanding of then existing market rates for similar office space and support services. As Oryxe is a development stage enterprise, the Company agreed to reinvest the monies it was due under this arrangement by rendering such payment back to Oryxe as consideration for the exercise price of related warrants. This arrangement results in the Company acquiring additional shares of Oryxe common stock pursuant to the terms of its warrant agreement at $0.171 per share, or 48,731 shares per month.

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

The Company periodically assesses the carrying value of its Oryxe investment for impairment based primarily on regular discussions held between the Company and Oryxe. During such discussions, the Company inquires about any significant negative or positive milestones and developments involving Oryxe’s technology, progress made with respect to Oryxe’s business plan, Oryxe’s financial position, cash burn rates and cash requirements, and contemplated or completed financing transactions. As of March 31, 2005, management has not identified any impairment issues related to its investment in Oryxe.

During the quarter ended June 30, 2003, the Company issued convertible promissory notes, which were automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase 400,000 shares of common stock at $0.09 per share having an estimated fair value aggregating $63,291. During 2004, the Company disposed of 210,000 shares of Oryxe which reduced the Company’s investment in Oryxe to $247,524, which represents less than 5.0% interest in Oryxe as of March 31, 2005.

9.	INTANGIBLE ASSETS

Effective the beginning of the first quarter of 2002, the Company completed the adoption of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill, and intangible assets with indefinite useful lives, will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Management has elected to perform the annual impairment test on December 31 of each year. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

10.	STOCK OPTIONS

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company will adopt SFAS No. 123R in its first quarter of 2006 and does not believe such provisions, when applied, will have a material impact on the Company’s financial position or results of operations.

At March 31, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Non-employee stock-based compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force (“EITF”) 96-18. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Net (loss) as reported	$(432,423)	$(509,611)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(53,100)	(17,700)

Net (loss), pro forma	$(485,523)	$(527,311)

Earnings (loss) per share:
Basic – as reported	$(0.01)	(0.02)
Basic – pro forma	$(0.01)	(0.02)
Diluted – as reported	$(0.01)	(0.02)
Diluted – pro forma	$(0.01)	(0.02)

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

Stock option activity is as follows:

	Shares Under Option	Weighted Average exercise Price per share
OUTSTANDING, December 31, 2003	1,860,500	$0.19
Granted	36,000	$0.26
Canceled	(85,500)	$0.22
Exercised	(111,250)	$0.10

OUTSTANDING, December 31, 2004	1,699,750	$0.20
Granted	—	—
Canceled	—	—
Exercised	(150,000)	$0.10

OUTSTANDING, March 31, 2005	1,549,750	$0.20

Outstanding options vest over periods ranging from one to five years. During the three months ended March 31, 2005, there were no options issued by the Company to either outside consultants or employees.

As of March 31, 2005, options to purchase 973,375 shares of common stock were exercisable.

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

ITEM 2:

PROLONG INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Risk Factors and Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, we may from time to time make oral forward looking statements. The words “estimate,” “project,” “potential,” “intended,” “expect,” “anticipate,” “believe” and similar expressions or words are intended to identify forward looking statements. The forward looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the our control. Although we believe that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Actual results are uncertain and may be impacted by the factors discussed in more detail in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other periodic reports filed with the Securities and Exchange Commission. In particular there are certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results including without limitation, the risks set forth in the “Risk Factors” section of the Annual Report on Form 10-KSB for the year ended December 31, 2004, which risk factors are hereby incorporated into this report by this reference. As a result, the actual results may differ materially from those projected in the forward looking statements.

Because of the risk factors discussed in “Management’s Discussion and Analysis or Plan of Operation” and other factors that may affect the our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, litigation and other contingencies. We base our estimates and assumptions on historical experience, forecasted operating results and expected trends, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of out consolidated financial statements:

Revenue, Receivables and Inventories - We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. In addition, we record reductions to revenue for estimated product returns our estimates, additional reductions to revenue would result. We provide reserves for estimated product warranty costs at the time revenue is recognized. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We record a reserve against inventory for estimated obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory reserves could be required.

Goodwill and Purchased Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests. Our management obtains an annual third party valuation to assist it in the performance of annual impairment tests. This valuation utilizes financial forecasts, which are estimated by management based on anticipated trends. The amounts and useful lives assigned to intangible assets impact future amortization.

Deferred Taxes - If we determine that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we will record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. Our management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. Our management also considers the weight of both positive and negative evidence in determining whether a valuation allowance is needed.

RESULTS OF OPERATIONS

The following table shows our operating results as a percentage of net revenues.

	Three Months Ended March 31,
	2005 (Unaudited)	2004
Net Revenues	100.0%	100.0%
Cost of goods sold	39.8%	35.0%

Gross profit	60.2%	65.0%
Selling and marketing expenses	40.6%	46.3%
General and administrative expenses	38.2%	32.9%

Operating (loss) income	(18.6)%	(14.2)%
Other (expense) income	(3.9)%	(3.0)%

(Loss) before income taxes	(22.5)%	(17.2)%
Provision for income taxes	—	(4.9)%

Net (loss)	(22.5)%	(22.1)%

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net revenues for the three months ended March 31, 2005 were approximately $1,922,000 as compared to approximately $2,299,200 for the comparable period of the prior year, a decrease of $377,200 or 16.4%. Revenues for the three month period ended March 31, 2005 consisted of retail sales of $1,686,900 and international and other sales of $235,100. Revenues for the three month period ended March 31, 2004 consisted of retail sales of $1,797,000, and international and other sales of $502,000.

During the three months ended March 31, 2005, retail sales were 87.8% of total revenues while international and other sales comprised 12.2% of total revenues. During the first three months of March 31, 2004, retail sales were 78.2% of total revenues while international and other sales comprised 21.8% of total revenues. During the three months ended March 31, 2005, international and other sales decreased $266,900 from the comparable period in 2004 primarily as a result of reduced international sales.

Cost of goods sold for the three months ended March 31, 2005 was approximately $765,400 as compared to $805,700 for the comparable period of the prior year, a decrease of $40,300 or 5.0%. As a percentage of net revenues, cost of goods sold increased from 35.0% for the three months ended March 31, 2004 to 39.8% for the three months ended March 31, 2005. The increase in 2005 was mainly attributable to a shift in sales mix in industrial sales with lower gross margins.

Selling and marketing expenses of $780,300 for the three months ended March 31, 2005 represented a decrease of $284,100 over the comparable period of the prior year. This 26.6% decrease was primarily the result of decreased spending in television media advertising. Selling and marketing expenses as a percentage of net revenues were 40.5% for the period ended March 31, 2005 versus 46.2% for the previous period.

General and administrative expenses for the three months ended March 31, 2005 were approximately $733,300 as compared to $757,200 for the three months ended March 31, 2004, a decrease of $23,900 or 3.1%. This decrease is attributable to a decrease in salaries and audit and accounting fees. As a percentage of net revenues, general and administrative expenses increased from 32.9% in 2004 to 38.1% in 2005.

Net interest expense of $173,500 for the three months ended March 31, 2005 represented an increase of $6,900 from the comparable period in 2004. The increase is attributable to the additional interest expenses relating to short term loans issued between November 2004 and March 2005.

Other income for the three months ended March 31, 2005 was $98,100 as compared to $98,000 for the three months ended March 31, 2004 mainly due to an increase in related party income. The gain on the sale of building was $54,633 respectively for the three months ended March 31, 2005 and March 31, 2004.

Net loss for the three month period ended March 31, 2005 was approximately $(432,400) as compared to a net loss of approximately $(509,600) for the comparable period in the prior year, a decrease of $77,200. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had working capital of approximately $(1,200,800) as compared to $(190,000) at March 31, 2004, representing an increase in negative working capital of $(1,010,800). Cash used in operating activities during the three month period ended March 31, 2005 was $443,500, primarily consisting of net losses, increases in accounts receivable of $386,600 and inventories of $13,700 and an increase in accounts payable of $350,300. The accounts receivable and inventory increases resulted from a decrease in the current period net revenues. Additionally, we provided $4,400 in investing activities and used $396,200 in financing activities which were primarily net reductions in outstanding subordinated secured promissory notes of $52,200 offset by net proceeds of $310,600 from the credit facility described below, and $68,800 from notes payable.

We entered into a $1,500,000 credit facility with a financial institution that was renewed February 26, 2005 for one year with successive one-year renewal periods thereafter. The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index (4.75% at March 31, 2005), plus 2.25%. Additionally, we are obligated under the agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of March 31, 2005, $967,000 was outstanding under the credit facility.

At March 31, 2005, we had an accumulated deficit of approximately $13,807,900. During 2002 and 2003, we reduced personnel, discontinued certain of our endorsement and sponsorship contracts and aggressively reduced selling and general and administrative expenses. Additionally, we improved our credit and collections function and worked with our vendors to improve payment terms. During 2004 and 2005, we raised additional working capital of $250,000 and $75,000 respectively through a private placement offering of convertible promissory notes to accredited investors. In addition, we received $143,809 through the exercise of previously issued warrants and $200,000 through the issuance of secured promissory notes to Elton Alderman, our President and Chief Executive Officer. However, we do not believe that these funds together with existing cash balances, anticipated cash from operations and borrowings available under our credit facility will be sufficient to fund our operations beyond 2005, at which time, if we have not achieved positive cash flow from operations or been able to obtain additional debt or equity financings, we may need to suspend operations or explore strategic alternatives. Although we are actively seeking to raise additional funds through the sale of debt or equity securities, we may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, we will have to obtain the consent of St. Cloud Capital Partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing an additional debt or equity financing.

RECENT ACCOUNTING ANNOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We will adopt SFAS No. 123R in our first quarter of 2006 and do not believe such provisions, when applied, will have a material impact on our financial position or results of operations, although we do expect to record additional expenses in connection with future stock option grants.

ITEM 3:	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Under the supervision and with the participation of the Company’s management, including the chief executive officer (the “CEO”) and the principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending December 31, 2006. In order to comply with the Act, the Company is beginning a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control – Integrated Framework issued by the Committee of sponsoring Organizations of the Treadway Commission. During the course of these activities, the company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PROLONG INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

ITEMS 1-5.

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

Exhibit 32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: May 16, 2005	/s/ Anthony R. Turnbull
Anthony R. Turnbull Controller (Principal Financial Officer)