Form 10QSB
period 2005-06-30
PROLONG INTERNATIONAL CORP
filed 2005-08-19
CIK 1016965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at August 15, 2005
Common Stock, $.001 par value	35,177,300

Transitional small business disclosure format:

Yes ☒    No ☐

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

ITEM 1:

June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—
Accounts receivable, net of allowance of doubtful accounts of $16,068	1,079,540
Note receivable, current	27,450
Inventories, net (Note 3)	537,439
Prepaid expenses, net	373,456
Advances to employees, current	43,909
Net deferred tax assets, current	158,383

Total current assets	2,220,177
Property and equipment, net (Note 4)	94,121
Note receivable, non-current	269,637
Patents, net (Note 9)	243,902
Trademarks and intangible assets (Note 9)	2,800,000
Goodwill (Note 9)	2,523,302
Net deferred tax assets, non-current	157,279
Investment in affiliate (Note 8)	247,523
Other assets	71,601

TOTAL ASSETS	$8,627,542

CURRENT LIABILITIES:
Accounts payable	$1,807,342
Accrued expenses	535,122
Line of credit (Note 5)	691,143
Notes payable, current (Note 6)	887,568
Deferred gain, current	218,534

Total current liabilities	4,139,709
Deferred gain, non-current	109,268
Notes payable, non-current (Note 6)	1,868,760

TOTAL LIABILITIES	6,117,737
COMMITMENTS AND CONTINGENCIES (Notes 5-7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares authorized or outstanding	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,177,300 shares issued and outstanding	35,177
Additional paid-in capital	17,047,490
Accumulated deficit	(14,572,862)

Total stockholders’ equity	2,509,805

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,627,542

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004 (amended)	2005	2004 (amended)
NET REVENUES	$1,555,388	$2,304,421	$3,477,394	$4,603,643
COST OF GOODS SOLD	751,557	778,932	1,516,915	1,584,593

GROSS PROFIT	803,831	1,525,489	1,960,479	3,019,050
OPERATING EXPENSES:
Selling and marketing	752,302	1,057,573	1,532,606	2,122,004
General and administrative	711,864	832,462	1,445,212	1,589,656
Impairment charge	—	200,000	—	200,000

Total operating expenses	1,464,166	2,090,035	2,977,818	3,911,660
OPERATING LOSS	(660,335)	(564,546)	(1,017,339)	(892,610)
OTHER INCOME (EXPENSE):
Interest expense	(197,198)	(146,405)	(370,702)	(312,960)
Interest income	(0)	6,238	5,121	12,220
Related party other income	37,949	23,985	75,895	47,970
Other income (expense)	21	17,709	406	31,117
Gain on sale of building	54,633	54,633	109,266	109,266

Total other income (expense)	(104,595)	(43,840)	(180,014)	(112,387)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(764,930)	(608,386)	(1,197,353)	(1,004,997)
PROVISION FOR INCOME TAXES	—	—	—	113,000

NET (LOSS)	$(764,930)	$(608,386)	$(1,197,353)	$(1,117,997)

Basic and Diluted: Net Loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	35,177,300	29,897,304	34,624,105	29,862,833

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004 (amended)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,197,353)	$(1,117,997)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sale of building	(109,266)	(109,266)
Depreciation and amortization	87,691	92,235
Deferred taxes	—	113,000
Reserve for inventory obsolescence	—	(4,721)
Intangible asset impairment	—	200,000
Amortization of debt discount	91,301	138,605
Compensation costs related to transfer of stock in affiliate	—	112,500
Gain from transfer of stock in affiliate	—	(8,280)
Non-cash employee advances	—	—
Changes in assets and liabilities:
Accounts receivable	(169,506)	(568,635)
Note receivable	15,950	10,500
Inventories	67,549	(235,077)
Prepaid expenses	126,600	(74,064)
Other assets	—	(17,425)
Accounts payable	619,872	255,443
Accrued expenses	(14,600)	16,203

Net cash used in operating activities	(481,762)	(1,196,979)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,132)	(12,295)
Employee advances	14,301	30,393
Investment in affiliate	—	15,000

Net cash (used in) provided by investing activities	8,169	33,098
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	381,476	—
Payments on notes payable sub-debt	(115,076)	(597,124)
Net proceeds from line of credit from bank	34,743	300,068
Proceeds from issuance of common stock	92,112	11,125

Net cash (used in) provided by financing activities	393,255	(285,931)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,338)	(1,449,812)
CASH AND CASH EQUIVALENTS, beginning of period	80,338	1,700,666

CASH AND CASH EQUIVALENTS, end of period	$—	$250,854

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$1,600

Interest paid	$279,402	$174,356

See notes to consolidated condensed financial statements

PROLONG INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS

Prolong International Corporation (the “Registrant” or “PIC”) is a Nevada corporation that was incorporated on August 24, 1981. On December 4, 1998, PIC formed Prolong International Holdings Ltd., a Cayman Islands company (“PIHL”), as a wholly-owned subsidiary. On the same day, PIHL formed Prolong International Ltd., a Cayman Islands company (“PIL”), as its wholly-owned operating subsidiary. PIC, through Prolong Super Lubricants, Inc. (PSL), PIHL and PIL (referred to collectively in the operational context with PIC as “Prolong,” the “Company,” “we,” “us” or “our,”) is engaged in the manufacture, sale and worldwide distribution of a line of high performance lubrication and automotive appearance products, several of which are based on a patented extreme pressure lubricant additive for use in metal lubrication, commonly referred to as anti-friction metal treatment (“AFMT”).

Management’s Plans Regarding Financial Results and Liquidity – At June 30, 2005, the Company had a working capital deficit of approximately $(1,920,000) and an accumulated deficit of approximately $(14,572,900). During 2004, the Company raised additional working capital of $250,000 through a private placement offering of convertible promissory notes to accredited investors. In addition, the Company received $143,809 through the exercise of previously issued warrants and $200,000 through the issuance of secured promissory notes to Elton Alderman, the Company’s President and Chief Executive Officer. In March and May of 2005 the Company received additional working capital aggregating $375,000 and issued $375,000 subordinated secured promissory notes to accredited investors at an interest rate of 12% per annum. In June 2005, the Company received $25,000 as a short-term loan from Elton Alderman and Thomas Billstein, the Company’s Chief Operating Officer. However, the Company does not believe that these funds together with anticipated cash from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s operation beyond 2005, at which time, if it has not achieved positive cash flow from operations or been able to obtain additional debt or equity financings, the Company may need to suspend operations or explore strategic alternatives. Although the Company is actively seeking to raise additional funds through the sale of debt or equity securities, it may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, the Company will have to obtain the consent of St. Cloud Capital Partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing any additional debt or equity financing.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, PIHL and PIL (collectively, the Company or Prolong). All inter-company accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Form 10-KSB for the year ended December 31, 2004 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories at June 30, 2005 consist of the following:

June 30, 2005 (Unaudited)
Raw materials	$480,734
Finished goods	87,925
Obsolescence reserve	(31,220)

$537,439

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consist of the following:

June 30, 2005 (Unaudited)
Computer equipment	$315,207
Office equipment	57,101
Furniture and fixtures	585,167
Automotive equipment	35,925
Exhibit equipment	130,483
Machinery and equipment	19,817
Molds and dies	233,116

$1,376,816
Less accumulated depreciation	(1,282,695)

$94,121

5.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, had an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 4.75% at June 30, 2005, plus 2.25%. Additionally, the Company is obligated to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of June 30, 2005, $691,143 was outstanding under the credit facility.

6.	NOTES PAYABLE

Notes payable consist of the following at June 30, 2005:

June 30, 2005 (Unaudited)

a) Various subordinated secured promissory notes payable to accredited investors in 2002 bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through December 31, 2005.	$27,363

b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,390,527

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

5) On August 11, 2004, the Company amended the securities purchase agreement entered into November 24, 2003 to:

•      Postpone the financial covenants related to Tangible Net Worth and EBITDA until after December 31, 2005 with new ratios to be mutually decided upon on or before June 30, 2005. The new ratios have not yet been determined.

• Adjust the commencement of the scheduled increase in interest payments as follows:

• Interest rate from July 31, 2004 to December 31, 2004 will be 11% cash pay; thereafter interest rate will be 14%.

• An additional 3% interest will accrue from July 31, 2004 to December 31, 2004 and be payable at maturity.

•      Postpone commencement of cash payments of royalties from the quarter ended September 30, 2004 to March 31, 2005. Royalties will continue to accrue during the period as outlined in the royalty participation agreement. The royalties that accrue from September 30, 2004 to March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, will be paid out quarterly in 2005.

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

c) Bridge loan from accredited investors, November 2004 – interest at 12%	250,000

d) Bridge loan from officer, November and December 2004 – interest at 12%	200,000

e) Bridge loans from accredited investors, March 2005 – interest at 12%	79,964

f) Bridge loan from accredited investor, May 2005 – interest at 12%	305,769

g) Note payable for settlement of legal issue	57,500

h) Short-term loan from officers, June 2005	25,000

3,336,123
Less Current Maturities	(887,568)

2,448,555
Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(579,795)

Notes payable, Non-current	$1,868,760

The following are annual minimum principal payments due under notes payable:

Year ending December 31,
2005	$887,568
2006	266,271
2007	306,037
2008	1,934,583

$3,394,459

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

PIC and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows. Subsequent to the close of the second quarter, ended June 30, 2005, PIC settled a lawsuit related to a claim of copyright infringement. The settlement is being made in the form of a promissory note for $57,500 that carries no interest and is payable in three equal annual installments of $19,166, with the first payment due one year from the date of final settlement. There was no admission of liability by the Company in connection with the settlement.

Subsequent to the close of the second quarter, ended June 30, 2005, PIC received a notice from The American Stock Exchange (“AMEX”) that the Company’s common stock may not be suitable for auction market trading as a result of its historically low trading prices and that, in accordance with Section 1003(f)(v) of the AMEX Company Guide (the “Company Guide”), the Company should effect a reverse split of its shares to address its trading price within a reasonable amount of time. If the Company does not effect a reverse stock split within a reasonable amount of time, AMEX may determine that the Company does not meet Section 1003(f)(v) of the Company Guide and would therefore become subject to the AMEX delisting procedures. The Company is currently evaluating various alternatives in response to the AMEX request. The Company’s common stock continues to trade on AMEX.

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

Throughout the sublease period of April 1, 2001 through July 1, 2003, the Company acquired 1,364,468 shares of common stock, with a cost basis of $233,324, in Oryxe through exercising portions of the warrant that is described above. In exchange for the Company’s investment, and the services provided (total investment of $383,324), the Company acquired approximately 10% of the then issued and outstanding stock of Oryxe.

During the quarter ended June 30, 2003, the Company issued convertible promissory notes, which were automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase 400,000 shares of common stock at $0.09 per share having an estimated fair value aggregating $63,291. During 2004, the Company disposed of 210,000 shares of Oryxe which reduced the Company’s investment in Oryxe to $247,523, which represents less than 5.0% interest in Oryxe as of June 30, 2005.

The Company periodically assesses the carrying value of its Oryxe investment for impairment based primarily on regular discussions held between the Company and Oryxe. During such discussions, the Company inquires about any significant negative or positive milestones and developments involving Oryxe’s technology, progress made with respect to Oryxe’s business plan, Oryxe’s financial position, cash burn rates and cash requirements, and contemplated or completed financing transactions. As of June 30, 2005, management has not identified any impairment issues related to its investment in Oryxe.

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

At June 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for stock options issued under this plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Non-employee stock-based compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force (“EITF”) 96-18. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Six Months Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)
Net (loss) as reported	$(1,197,353)	$(1,022,297)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(35,400)	(35,400)

Net (loss), pro forma	$(1,232,753)	$(1,057,697)

Earnings (loss) per share:
Basic – as reported	$(0.04)	(0.03)
Basic – pro forma	$(0.04)	(0.04)
Diluted – as reported	$(0.04)	(0.03)
Diluted – pro forma	$(0.04)	(0.04)

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

Stock option activity is as follows:

	Shares Under Option	Weighted Average exercise Price per share
OUTSTANDING, December 31, 2004	1,699,750	$0.20
Granted	—	—
Cancelled	—	—
Exercised	(150,000)	$0.10

OUTSTANDING, March 31, 2005	1,549,750	$0.20
Granted	—	—
Cancelled	—	—
Exercised	—	—

OUTSTANDING, June 30, 2005	1,549,750	$0.20

Outstanding options vest over periods ranging from one to five years. During the six months ended June 30, 2005, there were no options issued by the Company to either outside consultants or employees.

As of June 30, 2005, options to purchase 1,249,500 shares of common stock were exercisable.

As of June 30, 2005, there are 6,541,024 warrants outstanding and exercisable and 1,506,895 warrants were exercised during the six months ended June 30, 2005.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model that considers various weighted average assumptions, including dividend yields, expected volatility of Company stock, risk-free interest rates, and expected option life.

11.	SUBSEQUENT EVENT

The Company extended the expiration date of warrants for one year on 350,000 shares held by eleven parties in appreciation for the business relationship with the holders.

ITEM 2:

PROLONG INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Risk Factors and Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, we may from time to time make oral forward looking statements. The words “estimate,” “project,” “potential,” “intended,” “expect,” “anticipate,” “believe” and similar expressions or words are intended to identify forward looking statements. The forward looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, litigation and other contingencies. We base our estimates and assumptions on historical experience, forecasted operating results and expected trends, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue, Receivables and Inventories - We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. In addition, we record reductions to revenue for estimated product returns. We provide reserves for estimated product warranty costs at the time revenue is recognized. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We record a reserve against inventory for estimated obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory reserves could be required.

Goodwill and Purchased Intangible Assets - The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests. Our management obtains a third party valuation to assist it in the performance of annual and interim impairment tests. This valuation utilizes financial forecasts, which are estimated by management based on anticipated trends. The amounts and useful lives assigned to intangible assets impact future amortization.

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

RESULTS OF OPERATIONS

The following table shows our operating results as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.3	33.8	43.6	34.4

Gross profit	51.7	66.2	56.4	65.6
Selling and marketing expenses	48.4	45.9	44.1	46.1
General and administrative expenses	47.1	36.1	42.2	34.5
Impairment Charge	—	8.7	—	4.3

Operating (loss)	(43.8)	(24.5)	(29.9)	(19.3)
Other (expense) income	(5.9)	(1.9)	(4.8)	(2.6)

(Loss) before income taxes	(49.7)	(26.4)	(34.7)	(21.9)
Provision for income taxes	—	—	—	2.4

Net (loss)	(49.7)	(26.4)	(34.7)	(24.3)

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Net revenues for the three months ended June 30, 2005 were approximately $1,555,000 as compared to $2,304,000 for the comparable period of the prior year, a decrease of $749,000 or 32.5%. Revenues for the three month period ended June 30, 2005 consisted of retail sales of $1,147,500 and international and other sales of $407,900. Revenues for the three month period ended June 30, 2004 consisted of retail sales of $1,801,000 and international and other sales of $503,000.

During the three months ended June 30, 2005, retail sales were 73.8% of total revenues while international and other sales comprised 26.2% of total revenues. During the three months ended June 30, 2004, retail sales were 78.2% of total revenues while international and other sales comprised 21.8% of total revenues. During the three months ended June 30, 2005, international and other sales decreased $95,100 from the comparable period in 2004 primarily as a result of reduced international sales. Retail sales decreased from the comparable period in 2004 as a result of lower expenditures on selling and marketing initiatives; expenditures which have an important impact on demand and pull through of sales through retail channels.

Cost of goods sold for the three months ended June 30, 2005 was approximately $751,600 as compared to $779,000 for the comparable period of the prior year, a decrease of $27,400 or 3.5%. As a percentage of net revenues, cost of goods sold increased from 33.8% for the three months ended June 30, 2004 to 48.3% for the three months ended June 30, 2005. The increase in cost of goods is attributable to the initial start-up costs of producing oil stabilizer and motor oils along with shipments of waterless wash and shine to the European market at promotional prices coincident with its retail launch.

Selling and marketing expenses of approximately $752,300 for the three months ended June 30, 2005 represented a decrease of $305,300 over the comparable period of the prior year. This 28.9% decrease was primarily the result of decreased spending in television media advertising. Selling and marketing expenses as a percentage of net revenues were 48.4% for the period ended June 30, 2005 versus 45.9% for the comparable period in 2004.

General and administrative expenses for the three months ended June 30, 2005 were approximately $712,000 as compared to $832,000 for the three months ended June 30, 2004, a decrease of $120,000 or 11.9%. This decrease is attributable to a decrease in outside consultants and finance costs. As a percentage of net revenues, general and administrative expenses increased from 36.1% in 2004 to 47.1% in 2005.

Impairment charge expense of $200,000 for the three months ended June 30, 2004 relates to the impairment charge with respect to the Company’s trademarks. The Company determined it necessary to perform an interim impairment test with respect to its trademarks and goodwill as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Based on the Company’s analysis of the valuation reports, the Company recorded the impairment charge.

Net interest expense of $197,200 for the three months ended June 30, 2005 represented an increase of $50,800 from the comparable period in 2004. The increase is attributable to the additional interest expenses relating to short term loans issued between November 2004 and May 2005.

Other income for the three months ended June 30, 2005 was $38,000 as compared to $47,900 for the three months ended June 30, 2004 mainly due to a decrease in other income. The gain on the sale of building was $54,633 respectively for the three months ended June 30, 2005 and June 30, 2004.

Net loss for the three month period ended June 30, 2005 was approximately $(764,900) as compared to a net loss of approximately $(608,400) for the comparable period in the prior year, an increase of $(156,500). The increase is a result of the factors discussed above.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net revenues for the six months ended June 30, 2005 were approximately $3,477,400 as compared to approximately $4,604,000 for the comparable period of the prior year, a decrease of $1,126,600 or 24.5%. Revenues for the six month period ended June 30, 2005 consisted of retail sales of $2,834,300 and international and other sales of $643,100. Revenues for the six month period ended June 30, 2004 consisted of retail sales of $3,594,000 and international and other sales of $1,010,000.

During the six months ended June 30, 2005, retail sales were 81.5% of total revenues while international and other sales comprised 18.5% of total revenues. During the six month period ended June 30, 2004, retail sales were 78.1% of total revenues while international and other sales comprised 21.9% of total revenues. During the six months ended June 30, 2005, international and other sales decreased $185,100 from the comparable period in 2004 primarily as a result of reduced international sales. Retail sales decreased from the comparable period in 2004 as a result of lower expenditures on selling and marketing initiatives; expenditures which have an important impact on demand and pull through of sales through retail channels.

Cost of goods sold for the six months ended June 30, 2005 was approximately $1,516,900 as compared to $1,585,000 for the comparable period of the prior year, a decrease of $68,100 or 4.3%. As a percentage of net revenues, cost of goods sold increased from 34.4% for the six months ended June 30, 2004 to 43.6% for the six months ended June 30, 2005. This increase in cost of goods is attributable to the initial start-up costs of producing oil stabilizer and motor oils along with shipments of waterless wash and shine to the European market at promotional prices coincident with its retail launch.

Selling and marketing expenses of approximately $1,532,600 for the six months ended June 30, 2005 represented a decrease of $589,400 over the comparable period of the prior year. This 27.8% decrease was primarily the result of decreased spending in television advertising. Selling and marketing expenses as a percentage of net revenues were 44.1% for the period ended June 30, 2005 versus 46.1% for the previous year.

General and administrative expenses for the six months ended June 30, 2005 were approximately $1,445,000 as compared to $1,590,000 for the six months ended June 30, 2004, a decrease of $145,000 or 7.8%. This decrease is attributable to a decrease in outside consultants and finance costs. As a percentage of net revenues, general and administrative expenses increased from 34.5% in 2004 to 42.2% in 2005.

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

Net interest expense of $370,700 for the six months ended June 30, 2005 represents an increase of $57,700 from the comparable period in 2004. The increase is attributable to the additional interest expenses related to the secured promissory notes issued by the Company in 2004 and 2005.

Other income (expense) for the six months ended June 30, 2005 was $81,400 as compared to $91,300 for the six months ended June 30, 2004. This decrease is primarily due to a decrease in other income. The gain on the sales of the building was $109,266 respectively for the six months ended June 30, 2005 and June 30, 2004.

There was no provision for income taxes for the six month period ended June 30, 2005 as compared to $113,000 for the six months ended June 30, 2004. The provisions in 2004 resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets should be realized.

Net loss for the six month period ended June 30, 2005 was approximately $(1,197,400) was compared to a net loss of $(1,118,000) for the comparable period in the prior year, an increase of $(79,400). The increase is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had negative working capital of approximately $(1,920,000) as compared to $(94,000) at June 30, 2004, representing an increase in negative working capital of $1,826,000. Cash used in operating activities during the three month period ended June 30, 2005 was $(573,200), primarily consisting of net losses, decreases in accounts receivable of $170,000, an increase in inventories of $67,500 and an increase in accounts payable of $619,800. The accounts receivable decreases resulted from a decrease in the current period net revenues. Additionally, $8,200 was provided in investing activities and $484,600 was provided in financing activities, mainly due to net proceeds of $382,000 from the issuance of notes payable sub-debt.

We entered into a $1,500,000 credit facility with a financial institution that was renewed February 26, 2005 for one year with successive one-year renewal periods thereafter. The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index (4.75% at June 30, 2005), plus 2.25%. Additionally, we are obligated under the agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of June 30, 2005, $691,143 was outstanding under the credit facility.

At June 30, 2005, we had an accumulated deficit of approximately $14,573,000. During 2004 and 2005, we raised additional working capital through private placement offerings of convertible promissory notes to accredited investors. In addition, we received $143,809 through the exercise of previously issued warrants and $225,000 through the issuance of secured promissory notes and short-term loans from officers. However, we do not believe that these funds together with existing cash balances, anticipated cash from operations and borrowings available under our credit facility will be sufficient to fund our operations beyond 2005, at which time, if we have not achieved positive cash flow from operations or been able to obtain additional debt or equity financings, we may need to suspend operations or explore strategic alternatives. Although we are actively seeking to raise additional funds through the sale of debt or equity securities, we may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, we will have to obtain the consent of St. Cloud Capital Partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing an additional debt or equity financing.

RECENT ACCOUNTING PRONOUNCEMENTS

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

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Under the supervision and with the participation of our management, including the chief executive officer (the “CEO”) and the principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending December 31, 2006. In order to comply with the Act, the Company is beginning a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control – Integrated Framework issued by the Committee of sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Because management has not yet determined if any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PROLONG INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

ITEMS 1-5.

Not applicable

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed herewith:

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act of 1934.

Exhibit 32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLONG INTERNATIONAL CORPORATION

Date: August 19, 2005	/s/ Thomas C. Billstein
Thomas C. Billstein
Chief Operating Officer
(Principal Financial Officer)