Form 10QSB
period 2005-09-30
PROLONG INTERNATIONAL CORP
filed 2005-11-21
CIK 1016965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No 001-14123

PROLONG INTERNATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	6 Thomas, Irvine, CA 92618	74-2234246
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S. Employer Identification Number)

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

Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at November 15, 2005
Common Stock, $.001 par value	35,177,300

Transitional small business disclosure format:

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

PROLONG INTERNATIONAL CORPORATION

FORM 10-QSB

PROLONG INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

ITEM 1:

September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—
Accounts receivable, net of allowance of doubtful accounts of $16,068	739,678
Note receivable, current	30,000
Inventories, net (Note 3)	392,529
Prepaid expenses, net	464,792
Advances to employees, current	38,379
Net deferred tax assets, current	158,384

Total current assets	1,823,762
Property and equipment, net (Note 4)	70,520
Note receivable, non-current	260,637
Patents, net (Note 9)	225,609
Trademarks and intangible assets (Note 9)	2,800,000
Goodwill (Note 9)	2,523,302
Net deferred tax assets, non-current	157,279
Investment in affiliate (Note 8)	247,524
Other assets	71,722

TOTAL ASSETS	$8,180,355

CURRENT LIABILITIES:
Accounts payable	$1,937,477
Bank overdraft	126,272
Accrued expenses	473,639
Line of credit (Note 5)	520,439
Notes payable, current (Note 6)	1,021,607
Deferred gain, current	218,534

Total current liabilities	4,297,968
Deferred gain, non-current	54,635
Notes payable, non-current (Note 6)	1,878,844

TOTAL LIABILITIES	6,231,447
COMMITMENTS AND CONTINGENCIES (Notes 5-7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized; zero shares authorized or outstanding	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,177,300 shares issued and outstanding	35,177
Additional paid-in capital	17,056,073
Accumulated deficit	(15,142,342)

Total stockholders’ equity	1,948,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,180,355

PROLONG INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUES	$1,256,175	$1,951,585	$4,733,569	$6,555,228
COST OF GOODS SOLD	536,767	728,689	2,053,682	2,313,282

GROSS PROFIT	719,408	1,222,896	2,679,887	4,241,946
OPERATING EXPENSES:
Selling and marketing	699,722	1,168,086	2,232,328	3,290,090
General and administrative	540,221	683,340	1,985,433	2,272,996
Impairment charge	—	—	—	200,000

Total operating expenses	1,239,943	1,851,426	4,217,761	5,763,086
OPERATING LOSS	(520,535)	(628,530)	(1,537,874)	(1,521,140)
OTHER INCOME (EXPENSE):
Interest expense	(152,619)	(153,826)	(523,321)	(466,786)
Interest income	3,667	5,391	8,788	17,611
Related party other income	45,374	23,985	121,270	71,955
Other income (expense)	—	9,339	405	40,456
Gain on sale of building	54,633	54,633	163,899	163,899

Total other income (expense)	(48,945)	(60,478)	(228,959)	(172,865)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(569,480)	(689,008)	(1,766,833)	(1,694,005)
PROVISION FOR INCOME TAXES	—	316,000	—	429,000

NET (LOSS)	$(569,480)	$(1,005,008)	$(1,766,833)	$(2,123,005)

Basic and Diluted: Net Loss	$(0.02)	$(0.03)	$(0.05)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted:	35,177,300	29,900,848	34,810,531	29,875,597

PROLONG INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,766,833)	$(2,123,005)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain from sale of building	(163,899)	(163,899)
Depreciation and amortization	131,890	136,674
Provision for doubtful accounts	—	75,000
Deferred taxes	—	429,000
Reserve for inventory obsolescence	(47,324)	(6,934)
Intangible asset impairment	—	200,000
Amortization of debt discount	120,850	178,889
Compensation costs related to transfer of stock in affiliate	—	112,500
Gain from transfer of stock in affiliate	—	(8,280)
Changes in assets and liabilities:
Accounts receivable	170,356	(336,631)
Note receivable	22,400	16,500
Inventories	259,783	(78,581)
Prepaid expenses	35,264	(140,923)
Other assets	19,710	(17,425)
Accounts payable	750,006	376,971
Accrued expenses	(76,083)	6,266

Net cash used in operating activities	(543,880)	(1,343,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,438)	(12,295)
Employee advances	—	27,700
Investment in affiliate	—	15,000

Net cash (used in) provided by investing activities	(8,438)	30,405
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	573,015	250,000
Bank overdraft	126,272	—
Payments on notes payable sub-debt	(192,041)	(643,566)
Net proceeds from (payments on) line of credit from bank	(135,961)	76,726
Proceeds from issuance of common stock	100,695	11,125

Net cash provided by (used in) financing activities	471,980	(305,715)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,338)	(1,619,188)
CASH AND CASH EQUIVALENTS, beginning of period	80,338	1,700,666

CASH AND CASH EQUIVALENTS, end of period	$—	$81,478

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$1,600

Interest paid	$378,352	$287,897

PROLONG INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS

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

Management’s Plans Regarding Financial Results and Liquidity – At September 30, 2005, the Company had a working capital deficit of approximately $2,500,000 and an accumulated deficit of approximately $15,200,000. During 2004, the Company raised additional working capital of $250,000 through a private placement offering of convertible promissory notes to accredited investors. In addition, the Company received $143,809 through the exercise of previously issued warrants and $200,000 through the issuance of secured promissory notes to Elton Alderman, the Company’s President and Chief Executive Officer. In March and May of 2005, the Company received additional working capital aggregating $375,000 and issued $375,000 subordinated secured promissory notes to accredited investors at an interest rate of 12% per annum. In June 2005 and August 2005, the Company received short-term loans of $25,000 and $125,000 respectively from officers.

On October 10, 2005, PSL received notice from the holders (the “Investors”) of promissory notes (the “Notes”) issued by the Company pursuant to that certain Securities Purchase Agreement, dated November 23, 2004, as amended, between the Company and the Investors that an event of default had occurred under the terms of the Notes. On October 27, 2005, the Company announced the signing of a letter of intent to merge with NewGen Technologies, Inc. (“NewGen”). The letter of intent contains a provision to loan Prolong up to $1,200,000, to fund Company operations, as mutually agreed between the Company and NewGen. A portion of the loan funds, if the loan transaction is completed, is allocated to the payment of interest, principal and fees to secure a Forbearance Agreement from St. Cloud Capital Partners, L.P., the Company’s major secured lender, to forbear from demanding immediate payment of all sums due occasioned by the Company defaulting on payments due under note payable obligations to St Cloud et al. Subject to successfully closing on the loan from NewGen, the Company believes it will have sufficient operational funding through the period until the merger is completed in 2006. See footnote 11, Subsequent Events, for additional information.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of PIC and its wholly-owned subsidiaries, PSL, PIHL and PIL (collectively, the Company or Prolong). All inter-company accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Form 10-KSB for the year ended December 31, 2004 filed by the Company with the Securities and Exchange Commission.

3.	INVENTORIES

Inventories at September 30, 2005 consist of the following:

September 30, 2005
(Unaudited)
Raw materials	$413,152
Finished goods	10,377
Obsolescence reserve	(31,000)

$392,529

4.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consist of the following:

September 30, 2005
(Unaudited)
Computer equipment	$317,512
Office equipment	57,101
Furniture and fixtures	585,167
Automotive equipment	35,925
Exhibit equipment	130,483
Machinery and equipment	19,817
Molds and dies	233,117

$1,379,122
Less accumulated depreciation	(1,308,602)

$70,520

5.	LINE OF CREDIT

Effective February 26, 2003, the Company entered into a $1,500,000 credit facility with a financial institution that, unless terminated earlier by its terms, had an initial term through February 26, 2005 with automatic renewals for successive one-year periods thereafter. The credit facility provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index, which was 6.75% at September 30, 2005, plus 2.25%. Additionally, the Company is obligated to pay the lender a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding. At September 30, 2005, $520,439 was outstanding under the credit facility.

6.	NOTES PAYABLE

Notes payable consist of the following at September 30, 2005:

September 30, 2005
(Unaudited)
a) Various subordinated secured promissory notes payable to accredited investors in 2002 bearing interest at 15% per annum to be repaid under various terms in monthly principal and interest through December 31, 2005.	$27,363

b) Four subordinated secured promissory notes payable to accredited investors in 2003 to be repaid as follows:	2,332,867

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

4)       All unpaid principal and interest to be paid in a lump sum payment on November 24, 2008. The securities purchase agreement contains certain defined EBITDA ratios and tangible net worth financial covenants, which become effective starting with the period ending March 31, 2004.

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

c) Notes payable to accredited investors – interest at 12%	631,476

d) Notes payable to officer – interest at 12%	200,000

e) Note payable for settlement of legal issue	57,500

f) Short-term notes payable to officers	150,000

3,399,206
Less Current Maturities	(1,021,607)

2,377,599
Less unamortized debt discount relating to the relative estimated fair value of warrants issued	(498,755)

Notes payable, Non-current	$1,878,844

The following are annual minimum principal payments due under notes payable:

Year ending December 31,
2005	$789,000
2006	306,000
2007	319,000
2008	1,985,206

$3,399,206

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

On October 10, 2005, PSL received notice from the holders (the “Investors”) of promissory notes (the “Notes”) issued by the Company pursuant to that certain Securities Purchase Agreement, dated November 23, 2004, as amended, between the Company and the Investors that an event of default had occurred under the terms of the Notes. See also footnote 11, Subsequent Events, for additional information.

7.	CONTINGENCIES

PIC and its subsidiaries are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. PIC’s management does not expect that the ultimate costs to resolve these matters will have a material adverse affect on PIC’s consolidated financial position, results of operations or cash flows.

On May 18, 2004, PIC received a notice from the American Stock Exchange (“AMEX”) staff indicating that Prolong was not in compliance with two of its continued listing standards as set forth in Section 1003 (a) (iii) of the Amex Company Guide (the “the Guide”). Prolong submitted a plan of compliance to the exchange and on July 29, 2004 AMEX notified PIC that it accepted the Company’s plan of compliance and granted the Company an eighteen month extension of time to regain compliance with the continued listing standards. Specifically, the Company needed to achieve minimum shareholders’ equity of $6 million and return to profitability within the plan period. In May and July 2005, PIC received letters from AMEX that the Company was not in compliance with Section 1003 (a) (ii) with shareholders’ equity of less than $4 million and losses from continuing operations, and that the Company’s stock may not be suitable for auction market trading as a result of its historically low trading prices and that, in accordance with Section 1003 (f) (v) of the Guide the Company should effect a reverse split of its shares to address its trading price within a reasonable amount of time. If the Company does not effect a reverse stock split within a reasonable amount of time, AMEX may determine that the Company does not meet Section 1003 (f) (v) of the Guide and would therefore become subject to delisting procedures. Prolong has been subject to periodic reviews by the exchange staff during the extension period and has submitted quarterly reports to the exchange on its progress toward compliance. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX. There is an appeal process available to the Company upon determination by AMEX that compliance has not been attained in a timely manner. The Company is currently evaluating various alternatives in response to the AMEX requirements. The Company recently announced that it had entered into a Letter of Intent with NewGen Technologies, Inc. to merge the two companies. NewGen Technologies, Inc. shares are currently traded on the OTC Bulletin Board under the symbol NWGN.OB. Under current AMEX rules, the merger, if completed as anticipated in the Letter of Intent, would require that the merged companies apply anew for listing on the AMEX. The results of such new application by the merged companies cannot be determined at this time. While the Company is making every reasonable effort to retain its AMEX listing, timely compliance with the AMEX listing rules cannot be assured. The Company therefore has initiated contingency plans to have its common stock trade on the OTC Bulletin Board in the event it is deemed to be in the best interest of the shareholders to do so. The Company’s common stock continues to trade on AMEX as of the date of this filing.

On October 10, 2005, PSL received notice from the holders (the “Investors”) of promissory notes (the “Notes”) issued by the Company pursuant to that certain Securities Purchase Agreement, dated November 23, 2004, as amended, between the Company and the Investors that an event of default had occurred under the terms of the Notes. See footnote 11, Subsequent Events, for additional information

8.	INVESTMENT IN AFFILIATE

On March 31, 2001, the Company entered into an Organization Agreement with Prolong Environmental Energy Corporation, a California Corporation (“PEEC”), whereby the Company agreed to contribute up to $150,000 to PEEC as required to meet the operating working capital obligations for PEEC. In exchange PIC was issued common stock in PEEC, as well as warrants to purchase additional shares of common stock. In December 2001, PEEC was merged into Oryxe Energy International, Inc., a Delaware corporation (“Oryxe”). The Company provided Oryxe with administrative and facilities support services. The value of the sublease and administrative support was assessed at $8,333 per month (or $100,000 annually) based on negotiations between the Company and Oryxe and our mutual understanding of then existing market rates for similar office space and support services. As Oryxe is a development stage enterprise, the Company agreed to reinvest the monies it was due under this arrangement by rendering such payment back to Oryxe as consideration for the exercise price of related warrants. This arrangement resulted in the Company acquiring additional shares of Oryxe common stock pursuant to the terms of its warrant agreement at $0.171 per share, or 48,731 shares per month.

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

During the quarter ended June 30, 2003, the Company issued convertible promissory notes, which were automatically convertible into new convertible promissory notes, which on September 30, 2003, were cancelled in exchange for the transfer of 766,875 shares of Oryxe Common Stock. In connection with this transaction, the Company issued warrants to purchase 400,000 shares of common stock at $0.09 per share having an estimated fair value aggregating $63,291. During 2004, the Company disposed of 210,000 shares of Oryxe which reduced the Company’s investment in Oryxe to $247,524, which represents less than 5.0% interest in Oryxe as of September 30, 2005.

The Company periodically assesses the carrying value of its Oryxe investment for impairment based primarily on regular discussions held between the Company and Oryxe. During such discussions, the Company inquires about any significant negative or positive milestones and developments involving Oryxe’s technology, progress made with respect to Oryxe’s business plan, Oryxe’s financial position, cash burn rates and cash requirements, and contemplated or completed financing transactions. As of September 30, 2005, management has not identified any impairment issues related to its investment in Oryxe.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company will adopt SFAS No. 123R in its first quarter of 2006 and believes such provisions, when applied, will impact the Company’s financial position and results of operations in an amount similar to the amounts disclosed in the pro forma net loss table presented below.

At September 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for stock options issued under this plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Non-employee stock-based compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force (“EITF”) 96-18. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)
Net (loss) as reported	$(1,766,833)	$(2,123,005)
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(36,800)	(53,100)

Net (loss), pro forma	$(1,803,633)	$(2,176,105)

Earnings (loss) per share:
Basic – as reported	$(0.05)	(0.07)
Basic – pro forma	$(0.05)	(0.07)
Diluted – as reported	$(0.05)	(0.07)
Diluted – pro forma	$(0.05)	(0.07)

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

Stock option activity is as follows:

	Shares Under Option	Weighted Average exercise Price per share
OUTSTANDING, December 31, 2004	1,699,750	$0.20
Granted	—	—
Cancelled	—	—
Exercised	(150,000)	$0.10

OUTSTANDING, March 31, 2005	1,549,750	$0.20
Granted	—	—
Cancelled	—	—
Exercised	—	—

OUTSTANDING, June 30, 2005	1,549,750	$0.20
Granted	160,000	$0.10
Cancelled	(36,000)	$0.26
Exercised	—	—

OUTSTANDING, September 30, 2005	1,673,750	$0.19

Outstanding options vest over periods ranging from one to five years. During the nine months ended September 30, 2005, there were 160,000 issued by the Company to Board Members in recognition of their service.

As of September 30, 2005, options to purchase 1,402,500 shares of common stock were exercisable.

As of September 30, 2005, there are 6,574,833 warrants outstanding and exercisable and 1,789,914 warrants were exercised during the nine months ended September 30, 2005.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model that considers various weighted average assumptions, including dividend yields, expected volatility of Company stock, risk-free interest rates, and expected option life.

11.	SUBSEQUENT EVENTS

On October 10, 2005, PSL received notice from the holders (the “Investors”) of promissory notes (the “Notes”) issued by the Company pursuant to that certain Securities Purchase Agreement, dated November 23, 2004, as amended, between the Company and the Investors that an event of default had occurred under the terms of the Notes. In the notice, the Investors stated that the Company had failed to make principal and interest payments to the Investors within five (5) business days of the due date set forth in the Notes and that, as a result, all outstanding principal and accrued interest owed to the Investors by the Company had become immediately due and payable. The outstanding principal and accrued interest under the Notes is approximately $2.75 million. On October 18, 2005, counsel for the Secured Creditors delivered their demand to counsel for the Company stating that St. Cloud Capital Partners, L.P., as Collateral Agent for the benefit of the Secured Creditors, intended to sell all of the Company’s intellectual property and general intangibles (as more particularly described in the Pledge and Security Agreement) at a public auction in accordance with the Collateral Agent’s rights and remedies under the Pledge and Security Agreement and applicable law. On or about October 18, 2005 through October 20, 2005, Secured Creditors and the Company conferred with respect to the events of default described in the Notice of Event to Default. The Company informed the Secured Creditors that the Company expected to receive a proposal from NewGen Technologies, Inc. and that the proposal would include a business arrangement which would result in payment and satisfaction of claims of the obligations owed to the Secured Creditors.

On October 27, 2005 the Company announced the signing of a Letter of Intent (“LOI”) to merge NewGen Technologies, Inc. (“NewGen”) into Prolong International Corporation. Under the LOI, NewGen will be merged into Prolong International Corporation, the surviving entity. Prolong International Corporation will take the name NewGen Technologies, Inc. operating through two subsidiaries, ReFuel America, Inc. and

Prolong Super Lubricants, Inc. Current NewGen shareholders will own approximately 93.6% of the new company, with the balance owned by current Prolong shareholders. The board and senior management of the merged parent company will come from NewGen. The merger is subject to satisfactory due diligence, definitive agreements, regulatory approvals and shareholder consent.

The Company requested that the Secured Creditors forbear from immediately enforcing their rights and remedies under the Securities Purchase Agreement. The Company is willing to make a payment to be applied against the outstanding obligations as consideration for the Secured Creditors forbearing for a period of time. A Forbearance Agreement is being prepared, but has not yet been executed, between the Company and the Secured Creditors wherein the Secured Creditors, in exchange for an immediate payment of approximately $169,000 and continued payments in accordance with the Securities Purchase Agreement would agree to forebear from demanding immediate payment of all sums due. Initial forbearance is contingent upon the completion of the forbearance documents on terms suitable to the parties within a reasonably short period of time, as well as execution of definitive loan documents between the Company and its merger partner. Thereafter, continued forbearance is contingent upon execution of definitive merger documents between the Company and NewGen on or before November 30, 2005, timely receipt of scheduled loan payments by St Cloud et al, and consistent progress on and closing of the Company’s contemplated merger with NewGen Technologies, Inc. within six months.

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

RESULTS OF OPERATIONS

The following table shows our operating results as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.7	37.3	43.4	35.3

Gross profit	57.3	62.7	56.6	64.7
Selling and marketing expenses	55.7	59.8	47.2	50.2
General and administrative expenses	43.0	35.0	41.9	34.7
Impairment Charge	—	—	—	3.1

Operating (loss)	(41.4)	(32.1)	(32.5)	(23.3)
Other (expense) income	(3.9)	(3.1)	(4.8)	(2.6)

(Loss) before income taxes	(45.3)	(35.2)	(37.3)	(25.9)
Provision for income taxes	—	(16.2)	—	(6.5)

Net (loss)	(45.3)	(51.4)	(37.3)	(32.4)

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Net revenues for the three months ended September 30, 2005 were approximately $1,256,000 as compared to $1,952,000 for the comparable period of the prior year, a decrease of $696,000 or 35.7%. Revenues for the three month period ended September 30, 2005 consisted of retail sales of $994,000 and international and other sales of $262,000. Revenues for the three month period ended September 30, 2004 consisted of retail sales of $1,518,000 and international and other sales of $434,000.

During the three months ended September 30, 2005, retail sales were 79.0% of total revenues while international and other sales comprised 21.0% of total revenues. During the three months ended September 30, 2004, retail sales were 77.8% of total revenues while international and other sales comprised 22.2% of total revenues. Retail sales decreased $524,000 and international and other sales decreased $172,000 from the comparable period in 2004. These sales reductions were driven primarily by the Company’s weak cash position resulting in inventory shortages that severely reduced product availability, and reduced spending on sales and marketing initiatives which have an important impact on demand, and “pull through sales”, primarily in retail channels.

Cost of goods sold for the three months ended September 30, 2005 was approximately $537,000 as compared to $729,000 for the comparable period of the prior year, a decrease of $192,000 or 26.4%. As a percentage of net revenues, cost of goods sold increased from 37.3% for the three months ended September 30, 2004 to 42.7% for the three months ended September 30, 2005. The increase in cost of goods sold percentage is also primarily attributable to the Company’s weak cash position. During the quarter ended September, 2005 inventory purchases were made based on sales demands to fill orders as quickly as possible, not on economic order quantities used to maintain cost effective inventory levels. This sporadic inventory acquisition situation caused by lack of cash also increased other inventory related costs including freight charges, expediting costs and factory overtime.

Selling and marketing expenses of approximately $700,000 for the three months ended September 30, 2005 represented a decrease of $468,000 over the comparable period of the prior year. This 40.1% decrease was primarily the result of reduced spending in television and media advertising, lower trade show expenses and decreased royalty costs. Selling and marketing expenses as a percentage of net revenues were 55.7% for the period ended September 30, 2005 versus 59.8% for the comparable period in 2004.

General and administrative expenses for the three months ended September 30, 2005 were approximately $540,000 as compared to $683,000 for the three months ended September 30, 2004, a decrease of $143,000 or 20.9%. This decrease is primarily attributable to a reduction in bad debt expense and lower salaries and fringes attributable to cost reduction programs. As a percentage of net revenues, general and administrative expenses increased from 35.0% in 2004 to 43.6% in 2005.

Net interest expense of $153,000 for the three months ended September 30, 2005 represented a decrease of $1,000 from the comparable period in 2004. The decrease is attributable to timing.

There was no provision for income taxes for the three month period ended September 30, 2005 as compared to $316,000 for the three months ended September 30, 2004. The provision in 2004 resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not such deferred tax assets should be realized.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Net revenues for the nine months ended September 30, 2005 were approximately $4,734,000 as compared to approximately $6,555,000 for the comparable period of the prior year, a decrease of $1,821,000 or 27.8%. Revenues for the nine month period ended September 30, 2005 consisted of retail sales of $3,664,000 and international and other sales of $1,070,000 Revenues for the nine month period ended September 30, 2004 consisted of retail sales of $5,089,000 and international and other sales of $1,466,000.

During the nine months ended September 30, 2005, retail sales were 77% of total revenues while international and other sales comprised 23% of total revenues. During the nine month period ended September 30, 2004, retail sales were 78% of total revenues while international and other sales comprised 22% of total revenues. During the nine months ended September 30, 2005 retail sales decreased $1,425,000 and international and other sales decreased $396,000 from the comparable period in 2004. These sales reductions were driven primarily by the Company’s weak cash position resulting in inventory shortages that severely reduced product availability, and reduced spending on sales and marketing initiatives which have an important impact on demand, and “pull through sales”, primarily in retail channels.

Cost of goods sold for the nine months ended September 30, 2005 was approximately $2,054,000 as compared to $2,313,000 for the comparable period of the prior year, a decrease of $279,000 or 11.2%. As a percentage of net revenues, cost of goods sold increased from 35.3% for the nine months ended September 30, 2004 to 43.4% for the nine months ended September 30, 2005. This increase in cost of goods sold is also primarily attributable to the Company’s weak cash position. During the quarter ended September 2005, inventory purchases were made based on sales demands to fill orders as quickly as possible, not on economic order quantities used to maintain cost effective inventory levels. This sporadic inventory acquisition situation caused by lack of cash also increased other inventory related costs including freight charges, expediting costs and factory overtime.

Selling and marketing expenses of approximately $2,232,000 for the nine months ended September 30, 2005 represented a decrease of $1,058,000 the comparable period of the prior year. This 32.1% decrease was primarily the result of decreased spending in television advertising, royalties, travel and entertainment and trade show expenses. Selling and marketing expenses as a percentage of net revenues were 47.2% for the period ended September 30, 2005 versus 50.2% for the previous year.

General and administrative expenses for the nine months ended September 30, 2005 were approximately $1,985,000 as compared to $2,273,000 for the nine months ended September 30, 2004, a decrease of $288,000 or 12.7%. This decrease is primarily attributable to reduced salaries and wages, a reduction in bad debt expense and lower professional fees and finance costs. As a percentage of net revenues, general and administrative expenses increased from 34.7% in 2004 to 41.9% in 2005.

Impairment charge expense of $200,000 for the nine months ended September 30, 2004 relates to the impairment charge with respect to the Company’s trademarks. The Company determined it necessary to perform an interim impairment test with respect to its trademarks and goodwill as events and changes in circumstances may have occurred that may indicate that such assets might be impaired. Based on the Company’s analysis of the valuation reports, the Company recorded the impairment charge.

Net interest expense of $523,000 for the nine months ended September 30, 2005 represents an increase of $56,000 from the comparable period in 2004. The increase is attributable to the additional interest expenses related to the secured promissory notes issued by the Company in 2004 and 2005.

There was no provision for income taxes for the nine month period ended September 30, 2005 as compared to $429,000 for the nine months ended September 30, 2004. The provisions in 2004 resulted from an increase in the valuation allowance recorded against a portion of the Company’s deferred tax assets. Such allowance was recorded as management could not determine that it was more likely than not that such deferred tax assets should be realized.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the company had negative working capital of approximately $(2,474,000) as compared to $(518,000) at September 30, 2004, representing an increase in negative working capital of $(1,956,000). Net cash used in operating activities of approximately $(544,000) for the nine month period ended September 30, 2005 primarily consisted of net losses totaling $(1,767,000) reduced by positive cash flow generated from lower accounts receivable of $170,000, inventory reductions totaling $260,000 and accounts payable increases of $750,000. Additionally, $472,000 was provided in financing activities, mainly due to net proceeds of $573,000 from issuance of notes payable sub-debt and advances from officers.

The Company entered into a $1,500,000 credit facility with a financial institution that was renewed February 26, 2005 for one year with successive one-year renewal periods thereafter. The agreement provides for advances of funds up to 75% of the gross face value of eligible trade accounts receivable based on agreed terms. Such facility is collateralized by accounts receivable, inventory, equipment and other assets. Interest is payable monthly at the financial institution’s base index (6.75% at September 30, 2005), plus 2.25%. Additionally, the Company is obligated under the agreement to pay the lender (i) a monthly purchasing fee equal to 0.25% of the total monthly average advances outstanding and (ii) an annual facility fee equal to 0.75% of the purchasing limit (which limit is currently $1,500,000). As of September 30, 2005, $520,440 was outstanding under the credit facility.

At September 30, 2005, the Company had an accumulated deficit of approximately $15,200,000. During 2004 and 2005, we raised additional working through private placement offerings of convertible promissory notes to accredited investors. In addition, we received $143,809 through the exercise of previously issued warrants and $350,000 through the issuance of secured promissory notes and short term loans from officers. However, we do not believe that these funds together with existing cash balances, anticipated cash from operations and borrowings available under our credit facility will be sufficient to fund our operations beyond 2005, at which time, if we have not achieved positive cash flow from operations or been able to obtain additional debt or equity financings, we may need to suspend operations or explore strategic alternatives. Although we are actively seeking to raise additional funds through the sale of debt or equity securities, we may not be able to reach an agreement with third party investors on acceptable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. In addition, we will have to obtain the consent of St. Cloud Capital Partners, L.P., as the majority holder of the secured promissory notes issued in November 2003, prior to completing an additional debt or equity financing.

On October 10, 2005, PSL received notice from the holders (the “Investors”) of promissory notes (the “Notes”) issued by the Company pursuant to that certain Securities Purchase Agreement, dated November 23, 2004, as amended, between the Company and the Investors that an event of default had occurred under the terms of the Notes. On October 27, 2005, the Company announced the signing of a letter of intent to merge with NewGen Technologies, Inc. (“NewGen”). The letter of intent contains a provision to loan Prolong up to $1,200,000, to fund Company operations, as mutually agreed between the Company and NewGen. A portion of the loan funds, if the loan transaction is completed, is allocated to the payment of interest, principal and fees to secure a Forbearance Agreement from St. Cloud Capital Partners, L.P., the Company’s major secured lender, to forbear from demanding immediate payment of all sums due occasioned by the Company defaulting on payments due under note payable obligations to St Cloud et al. Subject to successfully closing on the loan from NewGen, the Company believes it will have sufficient operational funding through the period until the merger is completed in 2006.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We will adopt SFAS No. 123R in our first quarter of 2006 and believe such provisions, when applied, will have a material impact on our financial position and results of operations, as we expect to record additional expenses in connection with future stock option grants and vesting schedules.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending December 31, 2007. In order to comply with the Act, the Company is beginning a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control – Integrated Framework issued by the Committee of sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Because management has not yet determined if any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

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

PROLONG INTERNATIONAL CORPORATION

Date: November 21, 2005	/s/ Thomas C. Billstein
Thomas C. Billstein
Chief Operating Officer
(Principal Financial Officer)